Form 10-Q
period 1996-03-31
EIS INTERNATIONAL INC /DE/
filed 1996-05-15
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
      [Mark One]

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from______________to________________

                         Commission file number 0-20329

                             EIS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                         No. 06-1017599
                  (State or other jurisdiction     (I.R.S. Employer
                  of incorporation)                Identification Number)

                            1351 Washington Boulevard
                               Stamford, CT 06902

                                 (203)351-4800
             (Registrant's telephone number, including area code)

                         -----------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES _X_       NO___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of May 9, 1996: 10,539,546 shares.

                   EIS INTERNATIONAL, INC. and SUBSIDIARIES

    INDEX to Financial Statements Filed with Quarterly Report of Registrant on Form 10-Q for the Quarter Ended March 31, 1996
                                   (Unaudited)


      PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements:                                    Page

      Unaudited Consolidated Balance Sheets as of March 31, 1996
      and December 31, 1995                                             3-4

      Unaudited Consolidated Statements of Income
      for the three months ended March 31, 1996 and 1995                  5

      Unaudited Consolidated Statements of Cash Flows
      for the three months ended March 31, 1996 and 1995                  6

      Notes to Consolidated Financial Statements
      (unaudited)                                                       7-8

      Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              9-10

      PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                             Not Applicable

      Item 2.  Changes in Securities                         Not Applicable

      Item 3.  Defaults Upon Senior Securities               Not Applicable

      Item 4.  Submission of Matters to a Vote of Security Holders       11

      Item 5.  Other Information                             Not Applicable

      Item 6.  Exhibits and Reports on Form 8-K                          12

      Signatures                                                         13

                   EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)



                                                   March 31,        December 31,
Assets                                               1996              1995
                                                   --------         ------------

Current assets:

  Cash and cash equivalents                       $ 18,279          $ 21,069
  Accounts receivable, trade, less
   allowances for doubtful accounts
   and sales returns of $3,049 in 1996
   and $2,665 in 1995                               31,889             29,749
  Unbilled revenue                                   1,011                --
  Current portion of installment
   and lease receivables                             2,186             3,806
  Inventories (note 4)                               8,374             7,681
  Deferred income taxes                              2,141             2,141
  Prepaids and other current assets                    976               293
                                                    -------          -------

      Total current assets                          64,856            64,739

Capitalized software development costs, net          3,878             3,315

Intangible assets, net                               8,881                --

Property and equipment, net                          8,701             8,430

Installment and lease receivables,
 less current portion                                2,480             5,994

Other assets                                         1,792             1,739
                                                     -----             -----
Total assets                                    $   90,588         $  84,217
                                                    ======            ======



See accompanying notes to consolidated financial statements.

                                                 March 31,          December 31,
                                                   1996                1995_
Liabilities and Stockholders' Equity             ---------          ------------

Current liabilities:
  Notes payable                                  $     --           $    354
  Accounts payable                                 11,687              6,391
  Accrued compensation and benefits                 2,484              4,703
  Other accrued liabilities                         2,746              2,776
  Deferred maintenance revenue                      4,473              2,481
  Deferred income                                   3,813                 --
  Income taxes payable                              1,723              3,324
                                                    -----             ------

      Total current liabilities                    26,926             20,029

Deferred income taxes                               1,064              1,064
Other liabilities                                     625              1,026
                                                    -----               -----

      Total liabilities                            28,615             22,119

Commitments and Contingencies
Stockholders' equity:
  Common Stock, $.01 par value, 15,000,000
      shares authorized, issued 10,550,405 shares
      in 1996 and 9,430,093 shares in 1995            105                 94
  Additional paid-in capital                       51,726             36,025
  Accumulated translation adjustments                 (40)               (21)
  Retained earnings                                10,701             26,519
  Treasury stock, at cost - 76,225 shares in 1996
      and 1995                                       (519)              (519)
                                                  -------            --------

      Total stockholders' equity                   61,973             62,098
                                                   ------             ------

      Total liabilities and stockholders' equity$    90,588      $    84,217
                                                     ======           ======


See accompanying notes to consolidated financial statements.

                   EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                   (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                Three Months
                                               Ended March 31,
                                               ---------------
                                             1996           1995
                                             ----           ----
Net revenues:
  Product and software sales            $   21,591     $   14,890
  Service and other                          4,185          3,342
                                           -------       --------
                                            25,776         18,232
                                           -------       --------
Cost of revenues:
  Cost of product and software sold          7,665          5,237
  Cost of services and other                 2,472          1,609
                                           -------       --------
                                            10,137          6,846

    Gross margin                            15,639         11,386
                                           -------       --------

Operating cost and expense:
  Research and development cost              2,895          1,645
  Acquired technology in process            16,900             --
  Sales, general and administrative         10,638          7,154
                                           -------       --------

                                            30,433          8,799

    Operating income (loss)                (14,794)         2,587
                                           -------       --------

Other income, net:
  Interest and other income, net               380            380
                                               ---            ---

Income (loss) before income taxes           (14,414)        2,967

Income taxes                                  1,401         1,166
                                            -------        ------
    Net income (loss)                  $   (15,815)     $   1,801
                                            =======        ======

Net income (loss) per share:
  Primary                              $     (1.58)     $     .17
  Fully diluted                        $     (1.58)     $     .17

Weighted average common and common
 equivalent shares:
  Primary                                   10,032         10,313
  Fully diluted                             10,032         10,360

See accompanying notes to consolidated financial statements.

                   EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                  Three Months
                                                Ended  March 31,
                                                ---------------
                                                     1996           1995
                                                     ----           ----

Net cash used in operating activities (note 7)    $(1,220)        $ (749)
                                                   ------           ----

Cash flows from investing activities:
  Additions to property and equipment              (1,080)        (1,024)
  Sale of lease portfolio                           5,200             --
  Sale of short term investments                       --          7,796
  Increase in capitalized software costs             (764)          (289)
  Acquisition of businesses                        (6,495)            --
                                                   -------        -------

      Net cash provided by investing activities    (3,139)         6,483

Cash flows from financing activities:
  Repayment of short-term debt                       (354)            --
  Purchase of treasury stock                           --            (15)
  Proceeds from exercise of stock options           1,923            464
  Proceeds from sale of stock                          --            191
                                                   ------          -----

      Net cash provided by financing activities     1,569            640

Net increase (decrease) in cash and
 cash equivalents                                  (2,790)         6,374

Cash and cash equivalents at beginning
 of period                                         21,069         13,447
                                                   ------         ------

Cash and cash equivalents at end of period        $18,279       $ 19,821
                                                   ======         ======

Supplemental disclosure of cash flow information:

  Cash paid during the period for:

      Interest                                    $   29        $      8
                                                   ======         ======

      Income taxes                                $  562        $  1,020
                                                  =======         ======

Supplemental schedule of non-cash financing activities:

  Tax benefit from exercise of stock options      $  308        $    328
                                                  ======         =======


See accompanying notes to consolidated financial statements.

                   EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)   Basis of Presentation

      The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results for the full year.

(2    Principles of Consolidation

      The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)   Restatement of Financial Statements

      The operating results of Surefind are included for the three months ended March 31, 1996 and 1995. The operating results of Cybernetics are included from March 1, 1996 to March 31, 1996.

(4)   Inventories consist of the following at:

                           March 31, 1996   December 31, 1995
                           --------------   -----------------
      Raw materials          $  587           $   763
      Work in process            86               148
      Finished goods          7,701             6,770
                              -----             -----
      Total inventories      $8,374            $7,681
                              =====             =====

  (5) Sale of Lease Portfolio

      On March 29, 1996, EIS Leasing Corp., a wholly-owned subsidiary of the Company, entered into a Purchase Agreement whereby a portion of its lease portfolio was sold to a financial institution for $5.2 million in cash. All leases sold under this agreement are subject to certain recourse provisions. The Company is a guarantor to the Purchase Agreement.

 (6)  Acquisitions and Pro-Forma Financial Information

      On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Cybernetics Systems International Corp. (CSI), a private company located in Coral Gables, Florida, for $22.75 million consisting of $9.3 million in cash and the remainder in shares of EIS common stock. The acquisition of CSI was accounted for by the purchase method of accounting, and accordingly, the acquired assets and liabilities have been recorded at their fair values, with the help of an appraiser, at the date of purchase. The consideration (including acquisition costs) and the allocation of the purchase price are summarized below:

                 Consideration
                    Cash                                        $  9,269
                    EIS stock                                     13,480
                    Liabilities assumed                            8,042
                    Transaction costs                                352
                                                                --------
                 Total purchase price                            $31,143
                                                                --------
                 Allocation of purchase price
                    Cash                                        $  3,126
                    Accounts receivable                            1,436
                    Prepaids and other current assets                302
                    Equipment and other assets                       404
                    Intangible assets and goodwill:
                      Acquired technology in
                      process                                     16,900
                      Acquired software products                   3,000
                      Goodwill                                     5,975
                                                                 -------
                        Total intangible assets
                        and goodwill                              25,875
                                                                 -------
                 Total purchase price                            $31,143
                                                                 -------

      The following unaudited pro-forma financial information shows the results of operations for the three months ended March 31, 1996 and 1995 as though the acquisition of CSI had occurred at the beginning of the periods presented. In addition to combining the historical results of operations of the two companies, the pro-forma calculations include: the amortization of the excess of the estimated fair value of net assets acquired over the purchase price; and the adjustment to income taxes to reflect the effective income tax rate assumed for the Company and CSI on a combined basis for each pro-forma period presented and excludes the write-off of the acquired technology in process of $16.9 million..

                                                       Three Months
                                                       Ended March 31
                                                       --------------
                                                       1996      1995
                                                       ----      ----
                   Net Revenues                       26,020    19,753
                   Net Income (loss)                    (919)    1,606
                   Earnings (loss) Per Share          $(0.09)    $ .15

                   EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      On February 29, 1996, the Company merged with Surefind Information, Inc. of Pittsburgh, Pennsylvania. Surefind was a privately held corporation in the business of safely storing critical data by allowing users to upload their files to Surefind's electronic security vaults where it can be instantly retrieved. The Company issued 549,577 shares of EIS common stock, $.01 par value, in exchange for all 2,826,467 shares of Surefind stock outstanding and subject to options and warrants. This merger was accounted for by the pooling method of accounting and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to acquisition to include the results of operations, financial position, and cash flows of Surefind.

(7)   Reconciliation  of Net  Income  (loss)  to Net  Cash  Used In  Operating
Activities.

      The reconciliation of net income (loss) to net cash used in operating activities for the periods ending March 31, 1996 and 1995 follows (in thousands).

                                                       1996           1995
                                                       ----           ----
      Cash flows from operating activities:
        Net income (loss)                           $(15,815)       $ 1,801
        Adjustments to reconcile net income (loss)
         to net cash used in operating activities:
         Provision for doubtful accounts and
          sales returns                                  384            872
         Write-off of acquired technology in
          process                                     16,900             --
         Depreciation and amortization                 1,376            966
      Changes in assets and liabilities:
         Accounts receivable, trade                   (1,900)        (1,117)
         Unbilled revenue                               (199)
           Installment and lease receivables             (66)        (1,998)
         Inventories                                    (693)        (1,429)
         Prepaids and other current assets              (302)            27
         Other assets                                     (9)           (65)
         Accounts payable                              4,261           (161)
         Accrued and other liabilities                (5,037)          (746)
         Income taxes payable                         (1,431)           172
         Deferred maintenance revenue                  1,311            929
                                                     -------         -------
      Net cash used in operating activities         $ (1,220)       $   (749)
                                                     ========        =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NET REVENUES

Net revenues of $25.8 million in the first quarter of fiscal 1996 increased 42% from $18.2 million in the first quarter of fiscal 1995. Product and software revenues increased $6.7 million (45%) while service and other revenues increased $843,000 (25%). The growth in product revenues reflected continued strong demand across all product lines from the existing call center customer base and a number of new domestic and international customers in the financial services, fundraising, telecommunications, cable, direct response, home services, and market research segments of the outbound call center market. In addition, inbound software sales from Cybernetics contributed $1.8 million of software revenue. Service and other revenues increased due primarily to the continued expansion of the Company's installed customer base covered by service contracts.

COST OF REVENUES

Cost of revenues was 39% of net revenues in the first quarter of fiscal 1996 compared to 38% in the first quarter of fiscal 1995. Product costs as a percentage of product revenues increased to 36% from 35% in the first quarter of 1996 compared to 1995. The increase in product costs is due principally to increasing staffing costs associated with customer installations. Service and other costs were 59% of service and other revenues in the first quarter of fiscal 1996 compared to 48% in the first quarter of fiscal 1995. The increase in costs of service and other as a percentage of service and other revenues is due primarily to investments that the Company made in its service business during the last six months of 1995 which included adding personnel, acquiring support tools, and expanding our National Service Center in Herndon, Virginia.

RESEARCH AND DEVELOPMENT COST

Research and development cost increased $1.3 million compared to the first quarter of fiscal 1995. In addition, the Company capitalizes certain software development costs relating to the enhancement of existing products and to the development of new products in accordance with Statement of Financial Accounting Standards No. 86. Such costs of $764,000 were capitalized in the first quarter of fiscal 1996 compared to $289,000 in the first quarter of fiscal 1995. The overall cost increase was due principally to increased staffing levels, equipment expense, and additional use of third party engineer resources to support the Company's ongoing product development efforts.

ACQUIRED TECHNOLOGY IN PROCESS

The acquired technology in process costs of $16.9 million incurred in 1996 reflect the fair value of the software products under development at Cybernetics that had not achieved technological feasibility at the date of acquisition, and had no alternative future uses, and were therefore charged against operations at the time of the acquisitions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the first quarter of fiscal 1996 increased to $10.6 million, an increase of $3.4 million (47%) as compared to $7.2 million in the comparable 1995 period. The principal reasons for the increase were increased payroll and related costs, travel, and commissions to support the Company's growth and marketing costs to sustain the increased sales level, and an additional cost of $722,000 related to the acquisition of Surefind and $731,000 attributed to employee relocations and severance payments.

INTEREST AND OTHER INCOME, NET

Interest and other income remained constant from 1995 to 1996, due to the increased interest income from the Company's lease portfolio which was offset by lower cash balance caused by the purchase of CSI for $22.7 million, of which $9.3 million was paid in cash, and the funding of Surefind operations.

INCOME TAXES

The Company's effective income tax rate was 36% in the first quarter of fiscal 1996, compared to 37% during the first quarter of fiscal 1995. The decrease in the effective rate is attributable principally to the additional reductions in effective federal and state rates due to certain research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $37.9 million from $44.7 million at December 31, 1995. Cash, cash equivalents, and short term investment balances were $18.3 million at March 31, 1996 compared to $21.0 million at December 31, 1995. Operating activities required $1.2 million of cash during the three month period ended March 31, 1996. The increase in gross accounts receivable of $1.9 million is due to a longer installation cycle and extended payment terms. In addition, the Company sold $5.2 million of lease receivables during the quarter on a recourse basis. Cash and cash equivalents were used to purchase property and equipment ($1.1 million) and expenditures for software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 were $764,000. Proceeds realized from the exercise of stock options during the period were $1.9 million.

As an additional source of liquidity, the Company has a $12.5 million unsecured line of credit with a commercial bank that will expire in January 1997. At March 31, 1996 there were no borrowings under this line of credit.

The Company anticipates that existing cash and cash equivalents, short term investments, and available borrowings will be adequate to meet its cash requirements for the next 12 months.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The Company's annual stockholders' meeting was held on April 25, 1996.

          (b) Proxies were solicited for the election of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934, and all of management's nominees were elected without opposing proxy solicitation.

          (c) 1. Robert M. Jesurum was elected a Class I Director with 7,846,425 affirmative votes, 0 negative votes and 91,628 abstentions. Charles W. McCall was elected a Class I Director with 7,846,425 affirmative votes, 0 negative votes and 91,628 abstentions.

               2. The proposal to approve an amendment to the Company's Amended and Restated Stock Option Plan to increase the number of shares of the Company's Common Stock issuable under such plan from 1,967,703 to 2,467,703 was adopted with 6,358,361 affirmative votes, 1,513,414 negative votes and 66,278 abstentions.

               3. The appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the year ending December 31, 1996 was approved with 7,910,271 affirmative votes, 5,308 negative votes and 12,474 abstentions.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibit 11.

                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             EIS INTERNATIONAL, INC.





  Date: 5-14-96                    By: /s/Joseph J. Porfeli
       --------                       ---------------------
                                       Joseph J. Porfeli
                                       Chairman and Chief Executive Officer




 Date: 5-14-96                     By: /s/Herbert Balzuweit
      --------                        ---------------------
                                       Herbert Balzuweit
                                       Executive Vice President and
                                       Chief  Financial Officer