Form 10-Q
period 1996-06-30
EIS INTERNATIONAL INC /DE/
filed 1996-08-14
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ___________ to ______

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

                                 YES  X    NO
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of August 13, 1996: 10,959,158 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

          INDEX to Financial Statements Filed with Quarterly Report of
           Registrant on Form 10-Q for the Quarter Ended June 30, 1996
                                   (Unaudited)


  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:                                          Page

  Unaudited Consolidated Balance Sheets as of June 30, 1996
  and December 31, 1995                                                    3-4

  Unaudited Consolidated Statements of Income
  for the three months ended June 30, 1996 and 1995, and for
  the six months ended June 30, 1996 and 1995                                5

  Unaudited Consolidated Statements of Cash Flows
  for the six months ended June 30, 1996 and 1995                            6

  Notes to Consolidated Financial Statements
  (unaudited)                                                              7-9

  Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    10-12

  PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                    Not Applicable

  Item 2.  Changes in Securities                                Not Applicable

  Item 3.  Defaults Upon Senior Securities                      Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders  Not Applicable

  Item 5.  Other Information                                    Not Applicable

  Item 6.  Exhibits and Reports on Form 8-K                                 14

  Signatures                                                                15

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)



                                                         June 30,   December 31,
Assets                                                    1996         1995
                                                       ----------   -----------

Current assets:

 Cash and cash equivalents                                $22,271       $21,069
 Accounts receivable, trade, less allowances for
  doubtful accounts and sales returns of $2,747
  in 1996 and $2,665 in 1995                               29,951        29,749
 Unbilled revenue                                           1,365            --
 Current portion of installment and lease receivables       2,741         3,806
 Inventories (note 3)                                       8,548         7,681
 Deferred income taxes                                      2,141         2,141
 Prepaids and other current assets                          1,479           293
                                                           ------       -------

        Total current assets                               68,496        64,739

Capitalized software development costs, net                 4,618         3,315

Intangible assets, net                                      8,601            --

Property and equipment, net                                 8,683         8,430

Installment and lease receivables, less current portion     3,232         5,994

Other assets                                                1,941         1,739
                                                            -----         -----
  Total assets                                            $95,571       $84,217
                                                           ======        ======



          See accompanying notes to consolidated financial statements.

                                                     June 30,    December 31,
                                                      1996          1995
                                                     -------    ------------
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                      $    --      $   354
  Accounts payable                                     9,149        6,391
  Accrued compensation and benefits                    3,153        4,703
  Other accrued liabilities                            3,777        2,776
  Deferred maintenance revenue                         3,412        2,481
  Deferred income                                      3,186           --
  Income taxes payable                                 1,644        3,324
                                                       -----       ------

        Total current liabilities                     24,321       20,029

Deferred income taxes                                  1,064        1,064
Other liabilities                                        331        1,026
                                                       -----        -----

        Total liabilities                             25,716       22,119

Commitments and Contingencies (Note 7)
Stockholders' equity:
  Common Stock, $.01 par value, 15,000,000
      shares authorized, issued 10,975,768
      shares in 1996 and 9,853,641 shares in 1995        110           99
  Additional paid-in capital                          56,522       36,020
  Accumulated translation adjustments                    (54)         (21)
  Retained earnings                                   13,796       26,519
  Treasury stock, at cost - 76,225 shares in 1996
      and 1995                                          (519)        (519)
                                                     -------      --------

        Total stockholders' equity                    69,855       62,098
                                                      ------       ------

        Total liabilities and stockholders' equity   $95,571      $84,217
                                                      ======       ======

          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                    Three Months                 Six Months
                                   Ended June 30,              Ended June 30,

                                  1996       1995             1996       1995
                                  ----       ----             ----       ----
Net revenues:
  Product sales and software   $25,740     $17,323         $47,331    $32,213
  Service and other              4,887       3,448           9,072      6,790
                               -------     -------         -------     ------
                                30,627      20,771          56,403     39,003
                               -------     -------          ------     ------
Cost of revenues:
  Cost of product sold           8,384       5,690          16,049     10,927
  Cost of services and other     3,387       1,541           5,859      3,150
                                ------       -----         -------    -------
                                11,771       7,231          21,908     14,077
                                ------       -----          ------     ------
Gross margin
  Product sales                 17,356      11,633          31,282     21,286
  Services and other             1,500       1,907           3,213      3,640
                                ------     -------         -------    -------
                                18,856      13,540          34,495     24,926
                                ------      ------          ------     ------
Operating cost and expense:
  Research and development       3,497       1,909           6,392      3,554
  Acquired technology in
   process                          --          --          16,900         --
  Sales, general and
   administrative               10,607       8,301          21,245     15,455
                                ------      ------          ------     ------
                                14,104      10,210          44,537     19,009
                                ------      ------          ------     ------

     Operating income (loss)     4,752       3,330         (10,042)     5,917

Other income, net                  237         407             617        787
                                 -----      ------         -------     ------

Income (loss) before income
  taxes                          4,989       3,737          (9,425)     6,704

Income taxes                     1,846       1,516           3,247      2,682
                                 -----       -----          ------      -----

     Net income (loss)          $3,143      $2,221        $(12,672)    $4,022
                                 =====      ======         =======      =====

Net income (loss) per share:
  Primary                         $.27        $.21          $(1.22)      $.39
  Fully diluted                   $.27        $.21          $(1.22)      $.39

Weighted average common and
common equivalent shares
  Primary                       11,609      10,390          10,354     10,351
  Fully diluted                 11,727      10,398          10,354     10,360

          See accompanying notes to consolidated financial statements

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Six Months
                                                           Ended June 30,

                                                      1996                1995
                                                      ----                ----

Net cash provided by operating activities (note 6)   $1,465             $1,222
                                                    -------            -------

Cash flows from investing activities:
  Additions to property and equipment                (2,082)            (2,551)
  Sale of lease portfolio                             5,200                 --
  Sale of short term investments                         --              3,917
  Increase in capitalized software costs             (1,620)              (631)
  Acquisition of businesses                          (6,520)                --
                                                    -------            -------

        Net cash (used in) provided by
        investing activities                         (5,022)               735
                                                    -------            -------

Cash flows from financing activities:
  Repayment of short-term debt                         (354)                --
  Purchase of treasury stock                             --                (15)
  Proceeds from exercise of stock options             5,113              1,301
  Proceeds from sale of stock                            --                496
                                                    -------            -------

        Net cash provided by financing activities     4,759              1,782
                                                    -------            -------

Net increase in cash and cash equivalents             1,202              3,739

Cash and cash equivalents at beginning of period     21,069             13,447
                                                    -------            -------

Cash and cash equivalents at end of period          $22,271            $17,186
                                                    =======            =======

Supplemental disclosure of cash flow information:

  Cash paid during the period for:

            Interest                                    $86                $16
                                                    =======            =======

            Income taxes                             $3,138             $1,163
                                                    =======            =======

Supplemental schedule of non-cash financing activities:

  Tax benefit from exercise of stock options         $1,868             $1,164
                                                    =======            =======


          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)     Basis of Presentation

        The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three- and six-month period ended June 30, 1996 may not be indicative of the results for the full year.

(2)     Principles of Consolidation

        The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)     Inventories consist of the following at:

                                 June 30, 1996       December 31, 1995
        Raw materials               $  391               $  763
        Work in process                 60                  148
        Finished goods               8,097                6,770
                                     -----                -----
        Total inventories           $8,548               $7,681
                                     =====                =====

(4)     Acquisitions and Pro-Forma Financial Information

        On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Cybernetics Systems International Corp. (CSI), a private company located in Coral Gables, Florida, for $22.75 million consisting of $9.3 million in cash and the remainder in shares of EIS common stock. The acquisition of CSI was accounted for by the purchase method of accounting, and accordingly, the acquired assets and liabilities have been recorded at their fair values, with the help of an appraiser, at the date of purchase and the results of the Company reflect those of CSI from March 1, 1996. The consideration (including acquisition costs) and the allocation of the purchase price are summarized below:

                    Consideration
                        Cash                                         $  9,269
                        EIS stock                                      13,480
                        Liabilities assumed                             8,042
                        Transaction costs                                 352
                                                                     --------
                    Total purchase price                              $31,143
                                                                     ========
                    Allocation of purchase price
                        Cash                                         $  3,126
                        Accounts receivable                             1,436
                        Prepaids and other current assets   302
                        Equipment and other assets                        404
                        Intangible assets and goodwill:
                           Acquired technology in
                           process                       16,900
                           Acquired software products
                           (amortized over 5 years)       3,000
                           Goodwill
                           (amortized over 10 years)      5,975
                                                        -------
                             Total intangible assets
                             and goodwill                              25,875
                                                                     ---------
                    Total purchase price                              $31,143
                                                                     ========

The following unaudited pro-forma financial information shows the results of operations for the six months ended June 30, 1996 and 1995 as though the acquisition of CSI had occurred as of January 1, 1995. In addition to combining the historical results of operations of the two companies, the pro-forma calculations include: the amortization of the intangible assets acquired; and the adjustment to income taxes to reflect the effective income tax rate assumed for the Company and CSI on a combined basis for each pro-forma period presented and excludes the write-off of the acquired technology in process of $16.9 million, as such charge is non-recurring and unusual and relates directly to the acquisition.

                                                    Six Months
                                                   Ended June 30
                                                ------------------
                                                   1996      1995
                                                -------   --------
                  Net Revenues                  $56,647   $42,746
                  Net Income                     $2,224    $3,961
                  Earnings Per Share              $0.19     $0.36

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)     Acquisitions and Pro-Forma Financial Information (Cont'd)

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

(6) Reconciliation of Net Income (loss) to Net Cash Provided By Operating Activities.

        The reconciliation of net income (loss) to net cash provided by operating activities for the periods ending June 30, 1996 and 1995 follows (in thousands).

                                                      1996              1995
                                                      ----              ----
        Cash flows from operating activities:
         Net income (loss)                         $(12,672)           $4,022
         Adjustments to reconcile net income
          (loss) to net cash provided by operating
          activities:
           Provision for doubtful accounts and
            sales returns                               620             1,792
           Write-off of acquired technology in
            process                                  16,900                --
           Depreciation and amortization              2,819             2,043
        Changes in assets and liabilities:
           Accounts receivable, trade                  (198)           (3,459)
           Unbilled revenue                            (553)
           Installment and lease receivables         (1,373)           (2,829)
           Inventories                                 (867)           (1,514)
           Prepaids and other current assets           (798)               40
           Other assets                                (158)              (61)
           Accounts payable                           1,723              (466)
           Accrued and other liabilities             (3,651)             (627)
           Income taxes payable                          50             1,544
           Deferred maintenance revenue                 250               737
           Deferred income                             (627)               --
                                                    -------         ---------
        Net cash provided by operating activities    $1,465            $1,222
                                                     ======            ======

(7)     Commitments and Contingencies

        One of the principal customers of a subsidiary of EIS International, Inc. (the "Company") has indicated that in the view of the customer the Company has not adequately performed under its contract with the customer. The customer has made a claim to recover all amounts paid to the Company under the contract, of which approximately $3,868,000 has been recognized as income through June 30, 1996, and for its direct expenses under the contract. The Company is engaged in discussions with the customer and believes that the matter will be resolved in a satisfactory fashion. Further, the Company believes that it will be entitled to reimbursement from an escrow account established at the time of the acquisition of the relevant subsidiary for an amount which the Company believes will be adequate to resolve the claim of the customer. Accordingly, it is the view of the Company that this claim will be resolved without material impact to the financial position of the Company; and no provision for potential losses, if any, have been recorded in the accompanying financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NET REVENUES

Net revenues of $30.6 million in the second quarter of fiscal 1996 increased 47% from $20.8 million in the second quarter of fiscal 1995. Net revenues increased to $56.4 million in the first six months of fiscal 1996 as compared to $39.0 million in the corresponding period of fiscal 1995, representing growth of 45%. Product revenues increased $8.4 million (49%) and $15.1 million (47%) for the quarter and six month periods ended June 30, 1996 as compared to the same periods in 1995, respectively. Service and other revenues increased $1.4 million (42%) and $2.3 million (34%) for the same periods over such periods in 1995. The growth in product revenues during the quarter and six month period is primarily a result of the increase in purchases of the Company's products by the existing customer base and of the addition of a number of new domestic and international customers. In addition, inbound software sales from Cybernetics contributed $4.1 million of software revenue for the quarter. Service and other revenues increased during the quarter and the six month period due to the continued expansion of the Company's installed customer base covered by service contracts.

COST OF REVENUES

Cost of revenues was 38.4% and 38.8% of net revenues in the second quarter and first six months of fiscal 1996, respectively, compared to 34.8% and 36.1% for the comparable 1995 periods. Product cost as a percentage of product revenue was 32.6% and 33.9% in the second quarter and first six months of fiscal 1996, respectively, compared to 32.9% and 33.9% for the comparable 1995 periods. Product cost as a percentage of revenue decreased during the quarter due principally to the lower product costs associated with inbound software sales. Service and other costs as a percentage of service and other revenues were 69.3% and 64.6% in the second quarter and first six months of fiscal 1996, respectively, compared to 44.7% and 46.4% for the comparable 1995 periods. The increase in cost of services and other as a percentage of service and other revenues is primarily due to the expenditures incurred for building the infrastructure of the Surefind and Cybernetics service organizations.

RESEARCH AND DEVELOPMENT COST

Research and development cost increased to $3.5 million in the second quarter of fiscal 1996, a $1.6 million increase over the second quarter of fiscal 1995. For the first six months of fiscal 1996, research and development cost increased $2.8 million over the comparable 1995 period. Research and development cost increased as a percentage of revenue to 11.4% from 9.2% and to 11.3% from 9.11% for the three month and six month comparable periods ended June 30, 1996 and 1995, respectively. In addition, the Company capitalizes certain software development costs relating to the enhancement of existing products and to the development of new products in accordance with Statement of Financial Accounting Standards No. 86. Costs of $856,000 and $1,620,000 were capitalized in the second quarter and first six months, respectively, of fiscal 1996 compared to $342,000 and $631,000 in the second quarter and first six months of fiscal 1995. The overall cost increase during the three and six month periods ended June 30, 1996 reflects the expansion of the Company's research and development staff to support its on-going product development and the increased cost associated with outside consultants to support existing and future products. In addition, Cybernetics and Surefind incurred $959,000 of research and development costs during the quarter.

ACQUIRED TECHNOLOGY IN PROCESS

The acquired technology in process costs of $16.9 million incurred in 1996 reflect the fair value of the software products under development at Cybernetics that had not achieved technological feasibility at the date of acquisition, and had no alternative future uses, and were therefore charged against operations at the time of the acquisitions.

SALES, GENERAL AND ADMINISTRATIVE

Sales, general and administrative expense for the second quarter of fiscal 1996 increased to $10.6 million, an increase of $2.3 million (28%) as compared to $8.3 million in the comparable 1995 period. Sales, general and administrative expense for the 1996 six month period of $21.2 million, increased $5.8 million (37%) over the comparable 1995 period. Sales, general and administrative expense decreased as a percentage of revenue to 34.6% from 40% and to 37.8% from 39.6% for the three month and six month comparable periods ended June 30, 1996 and 1995, respectively. The primary reasons for the overall increase in expenses during the comparable quarter and six month periods were increased staff levels, commissions, travel and expense reimbursement, and bad debt reserves associated with higher sales levels. Additional costs were incurred year over year in advertising and promotions to bring auxilliary products to market for Cybernetics and Surefind.

INTEREST AND OTHER INCOME, NET

Interest and other income, net decreased to $237,000 and $617,000 from $407,000 and $787,000 in the comparable three and six month periods ended June 30, 1996. This was mainly due to a decrease in interest income from the Company's lease portfolio as a result of the sale of leases for $5.2 million to a financing company during the first quarter.

INCOME TAXES

The Company's effective income tax rate was 37% in the second quarter and 43% in the first six months of fiscal 1996 without considering the acquired technology in process writeoff of 16.9 million, compared to 40% during the second quarter and first six months of fiscal 1995. The decrease in the effective rate for the three month period is attributable principally to the results of the additional reductions in effective federal and state rates due to increased tax credits received for research and development expenditure and additional losses which occurred in a subsidiary. The increase in the effective rate for the six month period is mainly due to non-deductibility of related merger costs associated with the acquisition of Surefind.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $44.2 million at June 30, 1996 from $44.7 million at December 31, 1995. Cash and cash equivalents and short term investment balances were $22.3 million at June 30, 1996 compared to $21.1 million at December 31, 1995. Operating activities provided $1.5 million during the six month period ended June 30, 1996. The Company sold $5.2 million of lease receivables during the first quarter of 1996 on a recourse basis. Cash and cash equivalents were used to purchase property and equipment ($2.1 million) and expenditures for software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 ($1.6 million). Proceeds realized from the exercise of stock options and warrants during the period were $5.1 million.

As an additional source of liquidity, the Company has a $12.5 million secured line of credit with a commercial bank that will expire in January 1997. At June 30, 1996 there were no borrowings under this line of credit.

The Company anticipates that existing cash and cash equivalents, short term investments and available borrowings will be adequate to meet its cash requirements for the next 12 months.

In July 1996, the Board of Directors authorized the buy back of up to $4 million of the Company's common stock.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

            None.

Item 2. Changes in Securities.

            None.

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Submission of Matters to a Vote of Security Holders.

            None.

Item 5. Other Information.

            None.

Item 6. Exhibits and Reports on Form 8-K.

            Exhibit 11.

                    EIS International, Inc. and Subsidiaries
                                                                     Exhibit 11

                 Statement Re Computation of Per Share Earnings
                  (in thousands, except for per share amounts)


                                                 Three Months              Six Months
                                                 Ended June 30,           Ended June 30,
                                               1996       1995          1996       1995
                                               ----       ----          ----       ----
Net Income (Loss):

Net Income (Loss)                         $   3,143   $   2,221      $(12,672)  $   4,022
                                       --------------------------------------------------

Net income (loss) per share:

Weighted average number of common
and common equivalent shares:

     Common shares outstanding           10,667,036   9,681,159    10,353,658   9,585,540

     Dilutive effect of stock options
     and warrants, primary computation      941,498     708,858            --     765,115
                                         ------------------------------------------------

Weighted average number of common and
common equivalent shares utilized in
the primary earnings per share
computation                              11,608,534  10,390,017    10,353,658  10,350,655
                                          -----------------------------------------------

     Additional dilutive effect of
     stock options and warrants,
     fully diluted computation              118,375       7,524            --       9,786
                                         ------------------------------------------------

Weighted average number of common and
common equivalent shares utilized in
the fully diluted earnings per share
computation                              11,726,909  10,397,541    10,353,658  10,360,441
                                          -----------------------------------------------


      Primary net income (loss) per shar        .27         .21        $(1.22)      $0.39
                                          -----------------------------------------------


      Fully diluted net income (loss)
      per share                                 .27         .21        $(1.22)      $0.39
                                         ------------------------------------------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EIS INTERNATIONAL, INC.





Date:----------------------------   By:------------------------------------
                                       Joseph J. Porfeli
                                       Chairman and Chief Executive Officer






Date:----------------------------   By:------------------------------------
                                       Herbert Balzuweit
                                       Executive Vice President and
                                       Chief Financial Officer