Form 10-Q
period 1996-09-30
EIS INTERNATIONAL INC /DE/
filed 1996-11-14
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                 (203) 351-4800
              (Registrant's telephone number, including area code)

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

                           YES  X           NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of November 8, 1996: 11,067,238 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

     INDEX to Financial Statements Filed with Quarterly Report of Registrant on Form 10-Q for the Quarter Ended September 30, 1996
                                   (Unaudited)


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:                                            Page
                                                                         ----

Unaudited Consolidated Balance Sheets as of September 30, 1996
and December 31, 1995                                                     3-4

Unaudited Consolidated Statements of Operations
for the three months ended September 30, 1996 and 1995, and for
the nine months ended September 30, 1996 and 1995                           5

Unaudited Consolidated Statements of Cash Flows
for the nine months ended September 30, 1996 and 1995                       6

Notes to Consolidated Financial Statements
(unaudited)                                                              7-10

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     11-13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings Not Applicable

Item 2.  Changes in Securities                                    Not Applicable

Item 3.  Defaults Upon Senior Securities                          Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders      Not Applicable

Item 5.  Other Information                                        Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 16

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                         September 30,             December 31,
                                                                            1996                       1995
                                                                         ------------              -------------
Assets

Current assets:

  Cash and cash equivalents                                                 $ 16,028                   $ 21,069
  Accounts receivable, trade, less allowances for doubtful accounts
        and sales returns of $2,329 in 1996 and $2,665 in 1995                27,484                     29,749
  Unbilled revenue                                                             1,285                         --
  Current portion of installment and lease receivables                         2,658                      3,806
  Inventories (note 3)                                                         7,000                      7,681
  Deferred income taxes                                                        2,141                      2,141
  Prepaids and other current assets                                              778                        293
                                                                            --------                    -------

         Total current assets                                                 57,374                     64,739

Capitalized software development costs, net                                    4,956                      3,315

Intangible assets, net                                                         9,064                         --

Property and equipment, net                                                    8,306                      8,430

Installment and lease receivables, less current portion                        3,719                      5,994

Other assets                                                                   2,039                      1,739
                                                                              ------                      -----
    Total assets                                                            $ 85,458                   $ 84,217
                                                                            ========                   ========

See accompanying notes to consolidated financial statements.

                                                                         September 30,             December 31,
                                                                              1996                     1995
                                                                         -------------             ------------
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                                            $     --                    $    354
  Accounts payable                                                            7,998                       6,441
  Accrued compensation and benefits                                           2,647                       4,703
  Other accrued liabilities                                                   3,148                       2,776
  Deferred maintenance revenue                                                3,290                       2,481
  Deferred income                                                             2,893                          --
  Income taxes payable                                                           --                       3,324
                                                                            -------                      ------
         Total current liabilities                                           19,976                      20,029

Deferred income taxes                                                         1,064                       1,064
Other liabilities                                                               318                       1,026
                                                                            -------                      ------
         Total liabilities                                                   21,358                      22,119

Commitments and Contingencies (Note 7)
Stockholders' equity:
  Common Stock, $.01 par value, 15,000,000
      shares authorized, issued 11,121,620 shares
      in 1996 and 9,853,641 shares in 1995                                      111                          99
  Additional paid-in capital                                                 58,045                      36,020
  Accumulated translation adjustments                                           (62)                        (21)
  Retained earnings                                                           6,910                      26,469
  Treasury stock, at cost - 101,225 shares in 1996
      and 76,225 shares in 1995.                                               (904)                       (519)
                                                                            -------                    ---------
         Total stockholders' equity                                          64,100                      62,048
                                                                             ------                      ------
         Total liabilities and stockholders' equity                        $ 85,458                    $ 84,217
                                                                             ======                      ======

See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                Three Months                               Nine Months
                                                             Ended September 30,                      Ended September 30,
                                                             ---------------------                    ----------------------
                                                                1996          1995                       1996           1995
                                                                ----          ----                       ----           ----
Net revenues:
     Product sales and software                         $     12,772  $     19,446               $     60,103   $     51,659
     Service and other                                         5,443         3,696                     14,515         10,486
                                                          -----------   -----------                -----------    -----------
                                                              18,215        23,142                     74,618         62,145
                                                          -----------   -----------                -----------    -----------
Cost of revenues:
     Cost of product sold                                      9,312         6,614                     25,361         17,541
     Cost of services and other                                3,534         1,848                      9,393          4,998
                                                          -----------   -----------                -----------    -----------
                                                              12,846         8,462                     34,754         22,539
                                                          -----------   -----------                -----------    -----------
 Gross margin
     Product sales                                             3,460        12,832                     34,742         34,118
     Services and other                                        1,909         1,848                      5,122          5,488
                                                          -----------   -----------                -----------    -----------
                                                               5,369        14,680                     39,864         39,606
                                                          -----------   -----------                -----------    -----------
Operating cost and expense:
     Research and development                                  3,650         2,118                     10,042          5,672
     Acquired technology in process                            1,345            --                     18,245             --
     Sales, general and administrative                        10,804         8,444                     32,049         23,899
                                                          -----------   -----------                -----------    -----------
                                                              15,799        10,562                     60,336         29,571
                                                          -----------   -----------                -----------    -----------
          Operating income (loss)                           (10,430)         4,118                   (20,472)         10,035
          Other income, net                                      289           473                        906          1,260
                                                          -----------   -----------                -----------    -----------
Income (loss) before income tax
  expense (benefit)                                         (10,141)         4,591                   (19,566)         11,295
Income tax expense (benefit)                                 (3,255)         1,890                        (8)          4,572
                                                          -----------   -----------                -----------    -----------
          Net income (loss)                             $    (6,886)  $      2,701               $   (19,558)   $      6,723
                                                          ===========   ===========                ===========    ===========
Net income (loss) per share:
     Primary                                            $     (0.63)  $       0.26               $     (1.85)   $       0.64
     Fully diluted                                      $     (0.63)  $       0.26               $     (1.85)   $       0.64

Weighted average common and common equivalent shares:
     Primary                                                  10,971        10,576                     10,560         10,435
     Fully diluted                                            10,971        10,583                     10,560         10,509

See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                           Nine Months
                                                                     Ended September 30,

                                                                   1996                 1995
                                                                   ----                 ----
Net cash (used in) provided by operating
 activities (note 6)                                        $     (2,714)         $      1,982
                                                                  ------                 -----

Cash flows from investing activities:
  Additions to property and equipment                             (2,858)               (3,100)
  Sale of lease portfolio                                          5,200                    --
  Sale of short term investments                                      --                 5,663
  Increase in capitalized software costs                          (2,220)                 (982)
  Acquisition of businesses                                       (7,340)                   --
                                                                  -------             --------
         Net cash (used in) provided by
           investing activities                                   (7,218)                1,581
                                                                 --------                -----

Cash flows from financing activities:
  Borrowing from unrelated parties                                    --                   259
  Borrowing from related parties                                      --                   155
  Repayment of short-term debt                                      (354)                   --
  Purchase of treasury stock                                        (385)                  (19)
  Proceeds from exercise of stock options and warrants             5,630                 1,838
  Proceeds from sale of stock                                           --                 496
                                                                 ---------              ------

         Net cash provided by financing activities                 4,891                 2,729
                                                                  ------                 -----
Net increase (decrease) in cash and cash equivalents              (5,041)                6,292
Cash and cash equivalents at beginning of period                  21,069                13,447
                                                                  ------                ------
Cash and cash equivalents at end of period                  $     16,028          $     17,739
                                                                  ======                ======

Supplemental disclosure of cash flow information:

  Cash paid during the period for:

               Interest                                     $         99          $         88
                                                                 =======                ======

               Income taxes                                 $      3,267          $      1,163
                                                                   =====                ======

Supplemental schedule of non-cash financing activities:

  Tax benefit from exercise of stock options                $      2,125          $      1,164
                                                                  ======              ========

See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  (1)    Basis of Presentation

         The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three- and nine-month periods ended September 30, 1996 may not be indicative of the results for the full year.

  (2)    Principles of Consolidation

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (3)    Inventories consist of the following at:

                                 September 30, 1996        December 31, 1995
                                 ------------------        -----------------
         Raw materials                 $   207                   $   763
         Work in process                    75                       148
         Finished goods                  6,718                     6,770
                                         -----                     -----
         Total inventories              $7,000                    $7,681
                                         =====                     =====

  (4)    Acquisitions and Pro-Forma Financial Information

         (a) On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Cybernetics Systems International Corp. (CSI), a private company located in Coral Gables, Florida, for $22.75 million consisting of $9.3 million in cash and the remainder in shares of EIS common stock. The acquisition of CSI was accounted for by the purchase method of accounting, and accordingly, the acquired assets and liabilities have been recorded at their fair values, with the help of an appraiser, at the date of purchase and the results of the Company reflect those of CSI from March 1, 1996. The consideration (including acquisition costs) and the allocation of the purchase price are summarized below:

         (a)  Consideration
                  Cash                                                 $  9,269
                  EIS stock                                              13,480
                  Liabilities assumed                                     8,042
                  Transaction costs                                         352
                                                                       --------
              Total purchase price                                      $31,143

              Allocation of purchase price
                  Cash                                                 $  3,126
                  Accounts receivable                                     1,436
                  Prepaids and other current assets            302
                  Equipment and other assets                                404
                  Intangible assets and goodwill:
                     Acquired technology in process         16,900
                     Acquired software products
                     (amortized over 5 years)                3,000
                     Goodwill (amortized over 10 years)      5,975
                                                           -------
                         Total intangible assets
                         and goodwill                                    25,875
                                                                        -------
              Total purchase price                                      $31,143
                                                                        =======

         The following unaudited pro-forma financial information shows the results of operations for the nine months ended September 30, 1996 and 1995 as though the acquisition of CSI had occurred as of January 1, 1995. In addition to combining the historical results of operations of the two companies, the pro-forma calculations include: the amortization of the intangible assets acquired; and the adjustment to income taxes to reflect the effective income tax rate assumed for the Company and CSI on a combined basis for each pro-forma period presented and excludes the write-off of the acquired technology in process of $16.9 million, as such charge is non-recurring and unusual and relates directly to the acquisition.

                                                          Nine Months
                                                      Ended September 30,
                                                      -------------------
                                                         1996          1995
                                                         ----          ----
                      Net Revenues                     $74,862       $67,509
                      Net Income (Loss)                $(4,071)      $5,510
                      Earnings (Loss) Per Share          $(.38)       $.49


         (b) On February 29, 1996, the Company merged with Surefind Information, Inc. of Pittsburgh, Pennsylvania. Surefind was a privately held corporation in the business of safely storing critical data by allowing users to upload their files to Surefind's electronic security vaults where it can be instantly retrieved. The Company issued 549,577 shares of EIS common stock, $.01 par value, in exchange for all 2,826,467 shares of Surefind stock outstanding and subject to options and warrants. This merger was accounted for by the pooling method of accounting and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to acquisition to include the results of operations, financial position, and cash flows of Surefind.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 (4)     Acquisitions and Pro-Forma Financial Information (Cont'd)

         (c) On September 1, 1996, the Company entered into an Asset Purchase Agreeement with Pulse Technologies, Inc., a Virginia corporation, relating to the purchase of substantially all of the assets of Pulse for consideration consisting of the assumption of certain liabilities and the payment of (i) a number of shares of the Company's common stock, $.01 par value per share, having a value of approximately $820,000; (ii) up to $1,230,000 in cash, which is subject to downward adjustment if certain revenue and operating profit targets are not attained in 1996; and (iii) five-year EIS warrants to purchase EIS common stock at $18.23 per warrant, with the number of warrants equal to 66.67% of the number of shares of EIS common stock.

 (5)     Sale of Lease Portfolio

         On March 29, 1996, EIS Leasing Corp., a wholly-owned subsidiary of the Company, entered into a Purchase Agreement whereby a portion of its lease portfolio was sold to a financial institution for $5.2 million in cash. All leases sold under this agreement are subject to certain recourse provisions. The Company is a guarantor to the Purchase Agreement.

 (6) Reconciliation of Net Income (loss) to Net Cash (used in) Provided By Operating Activities.

         The reconciliation of net income (loss) to net cash provided by operating activities for the periods ending September 30, 1996 and 1995 follows (in thousands).

                                                                   1996                 1995
                                                                   ----                 ----
         Cash flows from operating activities:
           Net income (loss)                                   $(19,558)               $ 6,722
           Adjustments to reconcile net income (loss)
            to net cash provided by operating activities:
              Provision for doubtful accounts and
                sales returns                                      4,529                 1,975
              Write-off of acquired technology in
                process                                           18,245                    --
              Depreciation and amortization                        4,456                 3,133
              Professional fees satisfied by issuance of
                common stock                                          --                    60
         Changes in assets and liabilities:
              Accounts receivable, trade                          (1,640)               (8,206)
              Unbilled revenue                                      (473)
              Installment and lease receivables                   (1,777)               (3,333)
              Inventories                                            681                (2,683)
              Prepaids and other current assets                      (97)                   41
              Other assets                                          (256)                 (461)
              Accounts payable                                       112                   343
              Accrued and other liabilities                       (4,807)                  402
              Income taxes payable                                (1,337)                3,226
              Deferred maintenance revenue                           128                   763
              Deferred income                                       (920)                   --
                                                                 -------             ---------
Net cash (used in) provided by operating activities              $(2,714)              $ 1,982
                                                                  ======                ======

(7)      Commitments and Contingencies

         One of the principal customers of a subsidiary of EIS International, Inc. (the "Company") has indicated that in the view of the customer the Company has not adequately performed under its contract with the customer. The customer has made a claim to recover all amounts paid to the Company under the contract, of which approximately $3,868,000 has been recognized as revenue through September 30, 1996, and for its direct expenses under the contract. The Company is engaged in discussions with the customer and believes that the matter will be resolved in a satisfactory fashion. Further, the Company believes that it will be entitled to reimbursement from an escrow account established at the time of the acquisition of the relevant subsidiary for an amount which the Company believes will be adequate to resolve the claim of the customer. Accordingly, it is the view of the Company that this claim will be resolved without material impact to the financial position of the Company; and no provision for potential losses, if any, have been recorded in the accompanying financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NET REVENUES

Net revenues of $18.2 million in the third quarter of fiscal 1996 decreased 21% from $23.1 million in the third quarter of fiscal 1995. Net revenues increased to $74.6 million in the first nine months of fiscal 1996 as compared to $62.1 million in the corresponding period of fiscal 1995, representing growth of 20%. Product sales revenues and software decreased $6.7 million for the quarter (34%) and increased $8.4 million (16%) for the nine month period ended September 30, 1996 as compared to the same periods in 1995, respectively. Service and other revenues increased $1.7 million (47%) and $4.0 million (38%) for the same periods over such periods in 1995. The decrease in product sales and software revenues during the quarter is primarily the result of (i) an increase in the Company's allowance for sales returns ($1.3 million) and the Company's decision to take back a call processing system relating to a customer dispute ($2.2 million), both items taken as revenue reductions, and (ii) delays in closing customer orders. The increase in the nine month period is a result of increases in the Company's product sales to the existing customer base. Service and other revenues increased during the quarter and the nine month period due to the continued expansion of the Company's installed customer base covered by service contracts.

COST OF REVENUES

Cost of revenues were 70.5% and 46.6% of net revenues in the third quarter and first nine months of fiscal 1996, respectively, compared to 36.6% and 36.3% for the comparable 1995 periods. Product cost as a percentage of product revenue was 72.9% and 42.2% in the third quarter and first nine months of fiscal 1996, respectively, compared to 34.0% and 34.0% for the comparable 1995 periods. Product cost as a percentage of revenue increased during the third quarter for several reasons. First, the Company recorded an inventory write-down ($1.8 million) occasioned by the Company's growing confidence in its Centenium and newer, faster CPS product lines and the concomitant acceleration of the end-of-life cycle for the OCM and System 7000 product. Secondly, the cost percentage increase was calculated based on reduced revenues for the reasons explained in the above paragraph "Net Revenues" and thirdly, because a significant part of the Company's cost structure is people driven and increased during 1996 over 1995 to support a higher revenue level. Service and other costs as a percentage of service and other revenues were 64.9% and 64.7% in the third quarter and first nine months of fiscal 1996, respectively, compared to 50.0% and 47.7% for the comparable 1995 periods. The increase in cost of services as a percentage of service revenues is primarily due to the expenditures incurred for building the infrastructure of the service organizations in all of the Company's operating units in advance of generating revenues from these service organizations.

RESEARCH AND DEVELOPMENT COST

Research and development cost increased to $3.6 million in the third quarter of fiscal 1996, a $1.5 million increase over the third quarter of fiscal 1995. For the first nine months of fiscal 1996, research and development cost increased $4.4 million over the comparable 1995 period. Research and development cost increased as a percentage of revenue to 20.0% from 9.2% and to 13.5% from 9.13% for the three month and nine month comparable periods ended September 30, 1996 and 1995, respectively. In addition, the Company capitalizes certain software development costs relating to the enhancement of existing products and to the development of new products in accordance with Statement of Financial Accounting Standards No. 86. Costs of $600,550 and $2,220,000 were capitalized in the third quarter and first nine months, respectively, of fiscal 1996 compared to $350,000 and $982,000 in the third quarter and first nine months of fiscal 1995. The overall cost increase during the three and nine month periods ended September 30, 1996 reflects the expansion of the Company's research and development staff to support its on-going product development and the increased cost associated with outside consultants to support future products.

Cybernetics and Surefind incurred $939,000 of research and development costs during the quarter, which amount is included in the $1.5 million mentioned above.

ACQUIRED TECHNOLOGY IN PROCESS

The acquired technology in process costs of $18.2 million incurred in 1996 reflect the fair value of the software products under development at Cybernetics and Pulse Technologies that had not achieved technological feasibility at the date of acquisition, had no alternative future uses, and were therefore charged against operations at the time of the acquisitions.

SALES, GENERAL AND ADMINISTRATIVE

Sales, general and administrative expense for the third quarter of fiscal 1996 increased to $10.8 million, an increase of $2.4 million (28%) as compared to $8.4 million in the comparable 1995 period. Sales, general and administrative expense for the 1996 nine month period of $32.0 million, increased $8.1 million (34%) over the comparable 1995 period. Sales, general and administrative expense increased as a percentage of revenue to 59.3% from 36.4% and to 43.0% from 38.4% for the three month and nine month comparable periods ended September 30, 1996 and 1995, respectively. The primary reasons for the overall increase in expenses during the comparable quarter and nine month periods were increased staff levels, commissions, travel and expense reimbursement, and bad debt reserves associated with higher sales levels. Additional costs were incurred quarter over quarter and year over year in advertising and promotions to bring auxilliary products to market for Cybernetics and Surefind.

OTHER INCOME, NET

Interest and other income decreased to $289,000 and $906,000 from $473,000 and $1,260,000 in the comparable three and nine month periods ended September 30, 1996. This was mainly due to a decrease in interest income from the Company's lease portfolio as a result of the sale of leases for $5.2 million to a financing company during the first quarter.

INCOME TAXES

The Company's effective income tax rate was a tax credit of 32% in the third quarter and 0% in the first nine months of fiscal 1996, compared to 41% during the third quarter and 40% in the first nine months of fiscal 1995. Because of unusually low revenues and certain additional expenses incurred during the third quarter of 1996 as explained more fully in the various paragraphs above, the Company incurred a pre-tax loss for the quarter, which resulted in recording the tax credit. For the nine month period of 1996, the Company's pre-tax income is at approximately break-even after considering the non-deductibility of charges for "Acquired Technology in Process" and certain acquisition related costs, resulting in a zero tax provision.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $37.4 million at September 30, 1996 from $44.7 million at December 31, 1995. Cash and cash equivalents and short term investment balances were $16.0 million at September 30, 1996 compared to $21.1 million at December 31, 1995. Operating activities used $2.7 million during the nine month period ended September 30, 1996. The Company sold $5.2 million of lease receivables during the first quarter of 1996 with certain recourse provisions. Cash and cash equivalents were used to purchase property and equipment ($2.8 million), expenditures for software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 ($2.2 million), and a net cash expenditure of approximately $7.3 million for the acquisitions of Cybernetics and Pulse Technologies. Proceeds realized from the exercise of stock options and warrants during the period were $5.6 million.

As an additional source of liquidity, the Company has a $12.5 million secured line of credit with a commercial bank that will expire during the second quarter of 1997 but is expected to be renewed. At September 30, 1996 there were no borrowings under this line of credit.

The Company anticipates that existing cash and cash equivalents, short term investments and available borrowings will be adequate to meet its cash requirements for the next 12 months.

In July 1996, the Board of Directors authorized the buy back of up to $4 million of the Company's common stock. As of September 30, 1996 the Company has purchased 25,000 shares for $385,000.

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

Item 6.  Exhibits and Reports on Form 8-K.

               Exhibit 11.

                    EIS International, Inc. and Subsidiaries
                                   Exhibit 11

                 Statement Re Computation of Per Share Earnings
                  (in thousands, except for per share amounts)


                                                              Three Months                 Nine Months
                                                             Ended Sept. 30,               Ended Sept. 30,
                                                          1996            1995             1996         1995
                                                          ----            ----             ----         ----
Net Income (Loss)                                $      (6,886)   $       2,701   $      (19,558)      $6,723
                                                 ---------------------------------------------------------

Net income (loss) per share:

Weighted average number of common and common equivalent shares:

     Common shares outstanding                      10,970,660       9,807,066        10,560,284    9,660,531

     Dilutive effect of stock options and
     warrants, primary computation                          --         768,827                --      774,136
                                              ------------------------------------------------------------

Weighted average number of common and
common equivalent shares utilized in the
primary earnings per share computation              10,970,660      10,575,893        10,560,284   10,434,667
                                                    ------------------------------------------------------

     Additional dilutive effect of stock
     options and warrants, fully diluted
     computation                                            --           7,283                --       73,845
                                              ------------------------------------------------------------

Weighted average number of common and
common equivalent shares utilized in the
fully diluted earnings per share computation        10,970,660      10,583,176        10,560,284   10,508,512
                                                    ------------------------------------------------------


      Primary net income (loss) per share               $(.63)           $0.26           $(1.85)        $0.64
                                                 ---------------------------------------------------------


      Fully diluted net income (loss) per share         $(.63)           $0.26           $(1.85)        $0.64
                                                 ---------------------------------------------------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             EIS INTERNATIONAL, INC.





Date: --------------------    By: ---------------------------------------
                                     Joseph J. Porfeli
                                     Chairman and Chief Executive Officer






Date: --------------------    By: ---------------------------------------
                                     Herbert Balzuweit
                                     Executive Vice President and
                                     Chief Financial Officer