Form 10-K
period 1996-12-31
EIS INTERNATIONAL INC /DE/
filed 1997-03-31
CIK 32251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
    For the transition period from_____________to___________.

                         Commission File Number: 0-20329
                             EIS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                         06-1017599
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                              Identification No.)

555 Herndon Parkway, Herndon, Virginia:                     20170
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (703) 478-9808

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  [X] Yes                [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.[ ]

The aggregate market value as of March 19, 1997 of Common Stock held by non-affiliates* of the Registrant was: $40,216,844.

The number of shares of Common Stock outstanding as of March 19, 1997 was:
11,144,869.


                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such Proxy Statement are incorporated by reference in Part III.


Omission of Information Required by Items 6, 7, 8 and 14(a):

Insofar as EIS is unable to provide the information required by these Items without unreasonable effort or expense at this time, it has filed for an extension under Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended, and intends to file the required information within 15 days of this filing in accordance with the provisions of such rule.

*As used herein, "voting stock held by non affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq National Market System on the date indicated. The determination of "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether a person or entity is an "affiliate" of the registrant for any other purpose.

                                     Part I

Item 1.  Business

Background

EIS International, Inc. (the "Company" or "EIS") provides integrated systems, software and services to businesses that use the telephone in organized campaigns to reach large target audiences. These solutions improve the productivity and effectiveness of call center operations including campaign management, staffing and technology integration. The Company is one of the world's largest suppliers of call center technology and the leading provider of outbound call center systems.

EIS designs, manufactures, markets and supports sophisticated, full-featured call center management systems that are used for outbound and blended inbound applications such as consumer direct marketing, fundraising, market research, customer service, credit and collections. Staff forecasting and scheduling software is provided through its subsidiary, Cybernetics Systems International Corp. ("Cybernetics"). The Company also provides system integration and support services for its products and those of other vendors, including project planning, requirements analysis, voice and data integration, and systems engineering.

EIS customers include many outbound telemarketing service bureaus, financial institutions, major telecommunications companies, universities, cable operators, direct response marketers and publishing companies, among others.

EIS systems employ computer telephony integration ("CTI") technology to add efficiency to the management of call centers and substantially increase the productivity of telephone agents engaged in calling campaigns. Systems software features provide for outbound intelligent/predictive dialing, database and calling list management, scripting, real-time and historical reporting, and the integration of the EIS software with the customers' computer and telephone systems. Through the use of the Company's state-of-the-art dialing technology which includes high-speed call switching, patented voice detection technology, sophisticated pacing algorithms and call classification, EIS systems increase the time agents are connected with called parties. Non-productive activities are automated, leaving the agent free to spend 45-50 minutes per hour in talk time compared with 15-20 minutes in a non-automated environment. The systems automate the management of the calling list, including campaign list segmentation, time zone controls and callback handling. The systems include multi-page scripting capabilities that allow for conversation branching and for account history, product information, order forms and calculations to be presented to the agent on-line. In addition, reporting and agent monitoring capabilities allow supervisors and managers to track up-to-the minute activities in the call center so that they can modify and improve the effectiveness of the campaign in real-time.

EIS systems are based on an open-architecture design to allow them to interface with a variety of third-party switches and software products and to integrate easily with customers' host computers and databases. Systems are designed to be modular, expandable and flexible to respond to the customers' changing environment and expansion needs.

EIS systems include the Call Processing System, a full-featured solution for outbound call centers involved predominantly in direct marketing activities; OCM Gold, a product licensed from AT&T in 1991 and enhanced to work seamlessly with the AT&T Definity G3 switching platform; System 7000, the system acquired in the merger with International Telesystems Corporation in 1993 and directed at the credit and collections market, and Centenium, a powerful client/server solution for corporate call centers. The Company also markets SmartAgent Manager, a systems enhancement that blends outbound campaigns with inbound operations and Sound & Screen, an integrated voice and data recording and playback system for verification of telephone-based transactions. The Company also develops and markets Workforce Manager for Windows and EMPSx, both computer software systems applications for employee management and planning through its Cybernetics subsidiary.

EIS is a Delaware corporation organized in 1988. It is the successor by merger to a Connecticut corporation founded in 1980 to engage in software consulting. The Company sold its first commercial call center system in 1989 and became a publicly traded company in July of 1992. EIS' headquarters are located at 555 Herndon Parkway, Herndon, VA 20170. Its telephone number at that location is
(703) 478-9808. Unless the context otherwise requires, the "Company" refers to EIS International, Inc. (including its predecessor) and its wholly-owned subsidiaries.

Recent Developments

On March 3, 1997, EIS announced a restructuring and reorganization (the "Restructuring.") The purpose of the Restructuring was to refocus the Company's efforts on its core call center systems business and to reduce costs. In connection with the Restructuring, EIS discontinued the operations of Surefind Information, Inc. ("Surefind"), its Pittsburgh-based on-line data backup and recovery services business as of December 31, 1996. EIS will close its Pittsburgh facility, which housed both the operations of Surefind as well as EIS' corporate headquarters, the latter of which has now been relocated to an existing EIS facility in Herndon, Virginia. In addition, in connection with the Restructuring, EIS downsized the operations of Cybernetics, focusing Cybernetics' development and marketing efforts primarily on its Workforce Manager product. Furthermore, EIS plans to close its Cybernetics' Coral Gables, Florida facility. Finally, EIS terminated the separate operations of Pulse Technologies, Inc. ("Pulse"), its Chantilly, Virginia-based integration services business, by making the business of Pulse part of the operations of EIS. A total of 110 employees were terminated as a result of the Restructuring. Furthermore, EIS will record a substantial charge in the fourth quarter of 1996 in connection with the Restructuring, and expects to record additional charges of approximately $3 million in the first quarter of 1997. See "Management's Discussion and Analysis of the Results of Operations."

Market Position

EIS systems are designed to improve efficiency and effectiveness of customer contact centers. In recent years, the rising cost and limited efficiency of door-to-door sales and direct mail campaigns, coupled with decreased telephone costs, have made the telephone an increasingly important tool for business-to-consumer communication. Typically these business-to-consumer applications employ a number of telephone agents engaged in telephone calling campaigns. These campaigns are labor intensive, and a significant amount of valuable calling agent time can be consumed in placing calls and in retrieving and organizing data for connected calls. By automating these functions, EIS systems enable an agent to begin a new conversation within seconds after completing the last one and thus permit a significant increase in productivity. The systems' automated dialing and data management functions and user-friendly telephone scripts reduce agent training requirements and, by eliminating repetitive and frustrating tasks, help to improve job satisfaction and reduce agent turnover.

Factors that distinguish EIS systems include a modular design and an open architecture, which gives customers the flexibility of integrating EIS products with either Company-supplied or customer-supplied call management software. Proprietary features include predictive dialing with a patented pacing algorithm, high speed call switching, patented voice detection technology, sophisticated call management software and multi-page customer scripting capability. The open architecture, modularity and operating features provide a high level of system flexibility, easy integration and significant price-performance advantages, facilitating the design of highly efficient calling centers. In these centers, the systems are configured to address the calling campaign objectives of a specific customer or industry application.

Strategy

The Company's strategy is to provide total solutions to the customer contact marketplace. The Company will maintain its position as a leading provider of outbound call processing solutions and extend its strength in outbound call management to the overall customer contact market including inbound and blended inbound/outbound. EIS' strategy will be to continue to build on its core competencies, enhance systems integration capabilities, strengthen strategic alliances and combinations, capitalize on opportunities for international growth and focus on customer satisfaction.

    Build on Core Competencies. EIS has developed significant expertise in its core areas of outbound call center management, computer/telephone integration and, through Cybernetics, expertise in workforce management. Based on this expertise, EIS plans to continue to expand and enhance its product offerings to include new features for outbound applications as well as robust capabilities for inbound applications, blended inbound/outbound, and agent scheduling. EIS will focus on improving agent efficiency and effectiveness by providing knowledge to agents through its expertise in CTI.

    Enhance Systems Integration Capabilities. As customer contact centers continue to evolve, they will require interactivity and integration with a variety of input/output media (e.g. voice mail, email, world wide web, videoconferencing, etc.) and external databases. EIS will rely on its systems integration capabilities to complement its products to support these media and enable integration with data sources with the purpose of improving agent effectiveness.

    Strengthen Strategic Alliances and Combinations. EIS has established and continues to strengthen alliances with other leading vendors in the customer contact market so that EIS can offer comprehensive customer contact solutions. These relationships extend worldwide and include alternative channels of distribution. EIS has established a lead referral arrangement with Lucent Technologies, a partnering agreement with Aspect Telecommunications Corp. ("Aspect") and a business affiliate agreement with Nortel. EIS has also worked with vendors of contact center applications software to enable such vendors to offer versions of their software that can operate with EIS systems. EIS will continue to work closely with leading vendors of telecommunications switches so that EIS products may be easily integrated with their switches.

    Capitalize on Opportunities for International Growth. EIS believes that international markets provide EIS with a significant opportunity for future growth. EIS has positioned itself to increase its international presence by developing new and strengthening existing relationships with several foreign distributors and qualifying its products for sale in additional countries. EIS intends to continue to pursue opportunities to expand into new international markets by adding distributors in such markets and obtaining the requisite regulatory certificates.

    Focus on Customer Satisfaction. EIS believes that customer satisfaction is derived from the focus of every employee in every area of the Company on the customer experience. EIS plans to continue strengthening our partnerships with our customers to attain the highest level of customer satisfaction.

Products and Services

Current Products and Services

    EIS' outbound call processing systems consist of either EIS proprietary digital switches which place calls, monitor call results and switch live calls to agents or interfaces to switches from vendors such as AT&T that operate in conjunction with call management software provided by EIS. These systems are identified by the product names Centenium, Call Processing System ("CPS"), System 7000 and OCM. EIS' proprietary switches can be combined with EIS' Gateway product to enable such systems to be integrated with outside vendors' software applications. Cybernetics' workforce management products are either Unix or Windows-based software programs which gather and store data from external systems such as the ACD, and use the data to calculate work volume and schedule the number of agents needed to meet user-defined service criteria. Identified by product names of EMPSx and WorkForce Manager, these programs are used to improve efficiency in inbound call centers.

    Centenium. In September 1994, EIS introduced Centenium, its advanced call center system that integrates outbound calling with the customer's inbound system. The Centenium system is built on a flexible, client/server architecture that distributes processing tasks and automates all facets of call center operations from agent screen displays to management reporting. The core software for Centenium runs on a UNIX operating system with screen presentations in the Microsoft Windows environment or in terminal emulation mode. Centenium is designed to operate with a variety of computer platforms and several telecommunicating switches, including AT&T's Definity G3, Aspect's CallCenter and Northern Telecom's Meridian 1, as well as EIS' proprietary switches. In addition to marketing Centenium to potential new customers, EIS continues to market Centenium to its existing customers as well.

    Centenium can be configured to meet a wide range of customer requirements. Centenium provides agents, administrators and supervisors with the information they need to handle call center activities, including scripting, list management and center activity reporting. Centenium utilizes two sophisticated scripting packages to provide users with the ability to create agent scripts with logical branching to lead agents through presentations. Centenium users can prepare their own reports, combining data from Centenium with other databases. Supervisors can assign scripts to lists, segment lists and assign them to separate groups of agents, or filter records in real time during a campaign using Centenium tools. Centenium uses SQL (structured query language), an industry standard, to enable users to find and manipulate data in multiple formats.

    Call Processing System CPS. The CPS system consists of a digital switch, combined with either (i) EIS call management software and related computer hardware or (ii) EIS Gateway product and the customer's host computer. Using EIS call management software, the system is a turnkey outbound processing system, with predictive dialing, voice detection, scripting and data management functions designed primarily for direct marketing applications. Used with the EIS Gateway product, the system integrates outside vendors' software applications with EIS call processing functions. The digital switch can handle 8 to 120 agent stations and can operate up to 112 analog lines, 336 digital T-1 lines, or a mix of both analog and T-1 lines. In addition, the CPS system has the ability to add both stations and trunk lines in modular increments.

    System 7000. The System 7000 provides a turnkey outbound call processing system with predictive dialing, voice detection, scripting and data management functions designed primarily for credit/collections applications. The System 7000 product line was acquired by EIS through its merger with ITC in November 1993. The System 7000 digital switch can handle up to 80 agent stations and can operate up to 144 digital lines. Both stations and trunk lines can be added to the System 7000 in modular increments.

    OCM Gold. The OCM Gold is a software product that provides call management and predictive dialing through AT&T PBX switches and is designed to operate with customer host computer databases. EIS obtained exclusive third party worldwide licensing rights (except as to AT&T for certain purposes) to OCM from AT&T in June 1991. In 1993, EIS introduced OCM Gold, its first outbound call management system that can be integrated with the customer's inbound system. EIS has also successfully migrated OCM to the NCR 3000 Series microcomputers running UNIX System 5 Release 4 and to the HP Series 9000.

    Smart Agent Manager. The SmartAgent Manager (SAM) option for Centenium, System 7000 and OCM integrates those products with inbound switches from third parties including AT&T, Aspect and Northern Telecom. With SAM, the system automatically monitors the demand for agents to answer inbound calls and switches them from outbound campaigns at the same workstation to meet the call center's specified quality levels. When the peak demand subsides, SAM moves the agents back to outbound to maximize agent productivity. EIS has utilized advanced Computer Telephony Integration techniques in partnership with the inbound switch vendors to provide this seamless operation.

    EMPSx. EMPSx is the latest software release of Cybernetics' workforce management system family of products for the UNIX operating system. EMPSx operates on the IBM RISC System/6000 running the AIX Operating System and the Hewlett Packard 9000 series under the HP-UX Operating System. It is targeted at multi-site installations which require networking of their call centers and large single site installations with complex workforce management requirements.

    Workforce Manager for Windows. Workforce Manager for Windows offers a broad set of tools for the call center management team to plan, track resource performance, and analyze current and future strategies. The goal for Cybenetics' Workforce Manager is to provide the call center management team with an easy to use, yet comprehensive Workforce Management system that will help them optimize the use of their workforce, utilizing hardware and operating systems that they are familiar with.

    Integration Services. Integration Services are provided by EIS Client Services and include CTI application development, inbound/outbound integration, network analysis, performance assessment, systems data integration and general call center consulting.

Product Features

    Important features of EIS systems include the following:

    - Open Architecture -- By separating call processing and call management functions and employing industry standard operating system software, EIS is able to offer the ability to integrate a digital switch with a customer's existing call management software and host computer database. The separation of these functions allows EIS to offer a cost effective solution to customers who already have data automation systems in place and prefer to automate call processing without replacing their existing call and data management systems. By adopting a client/server architecture for Centenium, EIS has expanded the number of software applications and switches that can function with its product offering.

    - Highly-Efficient Predictive Dialing -- EIS' patented, predictive dialing algorithms automatically adjust a system's dialing rate according to customer-established parameters. These algorithms are included in the software of the Centenium architecture and in the firmware of EIS digital switches enabling EIS systems to achieve highly effective call pacing, thereby maximizing agent utilization while reducing the incidence of calls for which no agent is available to as little as 1% of answered calls.

    - High Speed Voice Detection and Switching -- EIS' patented voice detection and proprietary call switching technology, used in EIS' digital switch in Centenium and CPS, enables it to distinguish a voice and switch the call to an agent within 20 milliseconds (1/50th of a second), so quickly that the agent is able to hear the called party's first "Hello." This permits the agent to begin a conversation naturally, as if the agent had manually placed the call. The digital switches also automatically distinguish and dispose of busy signals, unanswered calls, telephone company recorded messages, answering and facsimile machines and modems.

    - Sophisticated Call Management -- EIS systems have data management and system control capabilities, including retrieval of phone lists and associated files, data updating, call results analysis and system activity reporting. The call management software can, among other things, be programmed to automatically delete non-working numbers from phone lists, redial busy or unanswered calls after designated intervals and tailor phone list usage to implement calling campaigns during predetermined hours across multiple time zones. EIS has augmented these capabilities in the Centenium product by introducing a sophisticated message structure for communicating between elements of the system. Users gain increased control over their operations and improved ability to observe the results of campaigns through graphical representation of reports.

    - Inbound/Outbound Call Management -- EIS also offers products that can control and monitor centers that perform both inbound and outbound calling activities. EIS' SmartAgent Manager product for Centenium, System 7000 and OCM provides dynamic control of agents based upon quality levels that are set by the customer.

    - Custom Scripting -- EIS call management software provides on-screen scripting capabilities for EIS' Centenium and CPS systems. These scripts are automatically presented to the agent by the system and provide a consistent and comprehensive support function to agents in conversations with consumers. Scripts can be created by the customer's administrators without assistance from EIS. Scripts can be designed to utilize automatic conditional branching that will cause the appropriate page, field or window to be displayed based upon responses entered in particular fields by an agent.

    - Modular Expansion -- EIS' digital switch can be expanded by adding circuit boards in increments of eight agent stations, eight analog trunk lines, and 24 T-1 trunk lines for EIS Centenium, CPS and System 7000 products. This modular design permits a system to grow with the customer's needs and reduces system disruption in the event of a trunk or station board failure.

    - Sophisticated Automated Scheduling -- An important feature of Cybernetics' Workforce Management products, critical to the successful operation of sophisticated automated scheduling, is the "time-based" nature of its database management system; in other words, the time factor is actually embedded in the database allowing it to change dynamically over time. Standard database concepts in general cannot be used to store, retrieve and update information which can tell a user when events will happen and by whom a task will be performed. Cybernetics has built a practical, easy-to-use scheduling system, using time-based database concepts to maintain and update the workforce management database.

    - ODBC Compliant -- Cybernetics' systems provide Open Database Connectivity
      (ODBC) which is a standard programming interface for accessing data in both relational and nonrelational database management systems providing seamless connectivity to the customers data.

    - Network Compatibility -- Cybernetics' systems are available for single site or multi site (LAN/WAN) network environments.

Product Development

    EIS has a continuing research and development program directed toward increasing the functionality of existing products based upon current and anticipated customer needs. A significant element of EIS' research and development program is the integration of its products into a client/server architecture, in which information processing tasks are shared among multiple PCs and networked servers. This program also emphasizes the introduction of new products to broaden EIS' product line and to reach a larger segment of the CTI market, as well as technical modification of products for compliance with individual country standards in connection with EIS' international sales efforts. During 1994, 1995 and 1996, EIS invested

$6.6 million, $8.0 million, and $14.2 million, respectively, in research and development. In addition, EIS spent approximately $1.3 million, $1.4 million and $2.1 million on capitalized software development costs during 1994, 1995 and 1996, respectively. EIS believes that a significant commitment of its financial resources and talent will be necessary to maintain and increase its competitive position in the years ahead. EIS plans to continue to devote a significant portion of its revenues to research and development activities, including salaries and other compensation of research and development personnel.

Customers

    EIS maintains customer relationships in a variety of industries. EIS customers include American Express, American Cancer Society, AT&T American Transtech, APAC Teleservices, Bell Canada, CUC International, Fingerhut, Gannett Newspapers, GE Capital, JC Penney, Michigan State University, MBNA America Bank NA, MCI, Metropolitan Life Insurance Company, Nike, Sallie Mae, Sitel Corporation, Southwestern Bell, Spiegel, Inc., Syracuse University, Telespectrum Worldwide, Inc., Turner Vision, Inc., University of North Carolina, Warner Cable, USAA Insurance, American Airlines and Pacific Bell Operator Services.

    There were no individual customers which represented greater than 10% of net revenues in 1994, 1995 or 1996.

Sales and Marketing

    EIS markets its systems and services in the United States through a direct sales force located in numerous regional offices throughout the United States and in the United Kingdom. EIS also has agreements with independent distributors in France, Germany, Italy, Holland, Spain, Mexico, Chile and Japan. During 1994, 1995 and 1996, the Company's international revenues were approximately 4%, 6% and 4% of net revenues, respectively.

    EIS has entered into marketing arrangements with three vendors of telecommunications switches, Lucent Technologies, Aspect and Northern Telecom. EIS also has developed relationships with over 25 software vendors to market products for call center applications. In addition, EIS has marketing alliances with four systems integration and consulting service companies. EIS intends to seek to continue to build partnerships with third party software and equipment vendors.

Customer Support and Service

    EIS systems are typically used in applications where the services they provide are critical to a customer's business and, in those applications, a system failure would suspend or substantially interrupt a customer's business. EIS believes that its strong commitment to customer support and service is a significant competitive advantage. This staff seeks to resolve most service problems through telephone consultation and remote diagnostic programs run through a modem connected to a customer's system. If a problem cannot be corrected by telephone consultation or remote diagnostics, a customer service engineer will visit the customers site, generally within eight hours of the identification of a problem. Customer support is available through a toll-free number 24 hours a day, seven days a week. EIS provides a 90-day warranty on each of its systems. A maintenance contract is available separately for a renewable term of up to three years based on monthly or yearly payments. Service and other revenues as a percentage of total revenues were 19.1%, 16.0% and 22.8% in 1994, 1995 and 1996, respectively.

Competition

    The market for call processing and workforce management systems is highly competitive. EIS believes that competition will intensify as more companies enter the market with CTI systems. EIS' principal competitors at present include Davox Corporation, Mosaix, Inc. and Melita International Corporation. EIS may encounter increased competition from existing competitors and from new market entrants, including companies that have historically competed primarily in the inbound market such as Aspect, Rockwell and Northern Telecom. In addition, for sales of applications software operating in call centers, EIS may compete with software providers and system integrators such as Andersen Consulting and Electronic Data Systems Corporation. Finally, for sales of workforce management systems, the Company competes primarily against TCS Management Group, Inc. and may from time to time encounter other competitors such as Pipkins, Inc., IEX Corporation, Electronic Data Systems Corporation and Affinitec Corporation. Many of EIS' current or potential competitors may have greater financial, technical and marketing resources than EIS and there can be no assurance that EIS will be able to continue to compete successfully with existing or new competitors. As EIS expands its offering of call center applications, EIS may also encounter increased competition from call center application providers. To date, EIS has competed on the basis of the capabilities and the price/performance of its systems, its applications expertise and the quality of its customer support. As the call processing market matures and new and existing companies compete for the same customers, price competition is likely to intensify, and such price competition could adversely affect EIS' operating results.

Regulatory Environment

    Certain uses of outbound call processing systems are regulated by federal and state law. In addition, the Federal Fair Debt Collection Practices Act prohibits certain consumer debt collection practices, including telephone communication at any unusual or inconvenient time or place, and it also prohibits repeated or continuous ringing of the telephone or communication by a debt collector with the intent to annoy, abuse or harass. The Federal Telephone Consumer Protection Act (the "TCPA") prohibits the use of automatic dialing equipment to call emergency telephone lines, health care and similar facility patient telephone lines, and telephone lines where the called party is charged for incoming calls, such as those used by pager and cellular phone services. The TCPA prohibits use of such equipment to engage two or more lines of a multi-line business simultaneously. Among other things, the TCPA required the Federal Communications Commission ("FCC") during 1992 to initiate a rulemaking proceeding concerning the need to protect residential telephone subscribers' privacy rights to avoid receiving telephone solicitations to which they object. The FCC rules also require that telemarketers call consumers only after 8 a.m. and before 9 p.m., local time. Certain states have enacted similar laws limiting access to telephone subscribers who object to receiving solicitations. Although compliance with these laws may limit the potential use of EIS' systems in some respects, EIS' systems can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and campaign calling time parameters.

    To minimize the likelihood that EIS' products will be subject to existing and future regulations, EIS works with industry organizations such as the Direct Marketing Association, North American Telecommunication Association and American Telemarketing Association to educate consumers, system users and legislators about the significant distinction between predictive dialing systems, which promote person-to-person contacts between calling agents and consumers, and automated dialing recorded message players, which are designed to play recorded messages without agent involvement.

    A number of technical elements of EIS' systems are subject to and conform with Federal Communications Commission regulations under the Federal Communications Act of 1934. Future products developed by EIS may also be required to comply with such regulations before they can be sold in the United States. To the extent EIS markets its products internationally, it is required to comply with applicable foreign law, including certification of its products by appropriate government regulatory organizations. There can be no assurance that EIS will not encounter delays or difficulty in obtaining such certifications and approvals.

Manufacturing and Quality Assurance

    EIS' digital switches are manufactured, assembled and tested by independent subcontractors, including Kimchuk, Inc. ("Kimchuk") and Electronic Instrumentation and Technology, Inc. ("EIT"). The supply agreement for Kimchuk currently runs through July 1997 and provides automatic one-year renewal terms, unless either party gives 90 days' notice of non-renewal. During the term of this agreement, Kimchuk has a right of first refusal to manufacture some of EIS' digital switches and related systems components, subject to certain conditions. EIS may terminate this agreement if Kimchuk is unable to satisfy quality assurance requirements within a specified time after notice, is unable to meet EIS' demand for products as specified in the agreement, or seeks protection from its creditors. The functions of these contract manufacturers are conducted in accordance with EIS' specifications and under the direction of EIS' engineering staff. EIS has used these primary subcontractors for over five years. EIS believes that for at least the next 12 months both subcontractors have sufficient capacity to meet EIS' anticipated production requirements.

    EIS believes that, if necessary, it could make arrangements with one or more other subcontractors to increase output or replace its current subcontractors, because EIS' systems are manufactured from standard industry components. To date, adequate supplies of these components and alternative supplies for other components that are currently single-sourced have been available in a timely manner from a variety of suppliers.

    EIS has established a software quality assurance program to insure that software releases function properly and related documentation is complete. Various simulation tools are used for testing software prior to release, and a computerized user tracking system logs and documents reported problems and their resolution. The tracking system permits analysis of customer problems to determine if service announcements of software changes are warranted.

    The personal computers used in the EIS call center system are supplied through four manufacturers. An interruption in supply of such personal computers or the required peripherals could disrupt or delay the shipment of call center systems.

Intellectual Property

    EIS' U.S. patent for voice detection technology, based on a unique method of wave form analysis expires in 2005. EIS' U.S. patent for a method of randomizing telephone numbers also expires in 2005; its U.S. patent for the digital voice protocol converter and port controller expires in 2006; its U.S. patent for the digital voice recording, reproduction and telephone network signaling using direct storage in RAM of PCM-encoded data expires in 2006; its U.S. patent for regulating arrivals of customers to servers expires in 2006; its U.S. patent for a telephone trunk interface circuit expires in 2006; its U.S. patent for an alternate memory addressing method for information storage and retrieval expires in 2006; its U.S. patent for a redundancy and buffering design for a call processor expires in 2007; its U.S. patent for the pacing of telephone calls for call origination management systems expires in 2007; its U.S. patent for a method for the classification of audio signals on a telephone line expires in 2008; its U.S. patent for a call pacing algorithm using call progress detection technology expires in 2010; its U.S. patent for a method for call pacing to reduce abandoned calls expires in 2011; its U.S. patent for a system for integrating a stand-alone inbound automatic call distributor and an outbound predictive dialer expires in 2012; its U.S. patent for an advanced method for answer machine detection expires in 2012. In July of 1996, EIS was awarded a patent for a system that archives both voice and data in a call center. In August of 1996, EIS received a U.S. patent for a system for integrating a stand alone inbound automatic call distributor and an outbound automatic call dialer. Because of the rapid change in technology in the call center industry, and because EIS recognizes that its success depends on its ability to continue to provide technology enhancements in its current and future products, EIS does not believe that the expiration of its patents will have any material adverse effect on its business.

    EIS has filed U.S. patent applications for an advanced call pacing technology, for a system that archives both voice and data in a call center, for a technology that provides incentives to call center agents, and for technology that provides a multi-media training environment to call center agents. However, there can be no assurance that patents for these technologies will be issued. EIS maintains copyright notices on its software.

    EIS has received formal or informal notice of two potential patent infringement claims against it. During September and October 1991, as a result of informal discussions with a competitor, EIS was informed of the competitor's view that certain of EIS' installations might employ technology patented by the competitor. On June 15, 1992, EIS received a letter from a previously unknown source which referenced patented technology for use of a standard PBX to place automated outbound calls. EIS believes that EIS would not have any material liability in the event either or both of the patent holders were to pursue patent infringement claims against EIS. There can be no assurance, however, that EIS would prevail if any infringement dispute should develop. See "Risk Factors -- Intellectual Property Risks."

Factors Affecting Future Results

    A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following factors.

    A variety of factors influence the level of the Company's net sales in a particular quarter, including general economic conditions in the call processing industry, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by the Company, the introduction of new products by the Company's competitors, acquisitions by the Company, production and quality problems, changes in the cost of materials, disruption in sources of supply, seasonal patterns of capital spending by customers and other factors, many of which are beyond the Company's control. Since a substantial portion of the expenses of the Company do not vary relative to sales levels, if net sales levels in a particular quarter do not meet expectations, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company derives a substantial portion of its revenues from the sale of products in which a single transaction may exceed $150,000. As a result, the closing, or failure to close, of a small number of transactions could have a significant impact on the Company's net sales and operating results in any given quarter.

    The market for call processing systems is based upon sophisticated technologies and is subject to rapid technological change. Current or new competitors may introduce new products, features or services that could adversely affect the Company's competitive position. To date, the Company's research and development programs have periodically produced system features and enhancements to address customer requirements and to respond to competitive conditions. However, the Company believes that to remain competitive it must continue to improve its products and related services and develop and successfully market new products and services. The success of new products depends on a variety of factors, including product selection, successful and timely completion of product development and the Company's ability to offer products at competitive prices.

    The market for call processing systems is highly competitive. The Company believes that competition will intensify as more companies enter the market. The Company may encounter increased competition from existing competitors and rom new market entrants, including companies which have historically competed primarily in the inbound call processing market. In addition, for sales of applications software operating in call centers, the Company may compete with software providers and system integrators. Many of the Company's current or potential competitors may have greater financial, technical and marketing resources than the Company. As the Company expands its offering of call center applications, the Company may also encounter increased competition from call center application providers. As the call processing market matures and new and existing companies compete for the same customers, price competition is likely to intensify. See "Business - Competition".

    The Company may consider strategic acquisitions from time to time. The Company's ability to expand successfully by acquisition depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. The consideration paid for such acquisitions, the diversion of the attention of management to integrate any acquired businesses and any difficulties encountered in the integration process could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has in the past experienced difficulties with the successful identification and integration of acquisition targets (see "Recent Developments").

The Company's success will depend in part on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing on the proprietary rights of third parties. The Company attempts to protect its technology by, among other things, investing significant financial resources in obtaining and maintaining patents, copyrights and trade secrets. The call processing industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company has received notices of two potential patent infringement claims. Any assertions of intellectual property claims could require the Company to discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs an damages, and to develop non-infringing technology or to acquire licenses to the alleged infringed technology. Furthermore, the laws of certain countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. See "Business - Intellectual Property".

    The Company's call processors (digital switches) are manufactured, assembled and tested by independent subcontractors under supply contracts. Any adverse development affecting the Company's current subcontractors could result in delays in the production and delivery of the Company's systems and could have an adverse impact on manufacturing quality and the Company's operating results. Except for some of the integrated circuit boards provided by the subcontractors, the Company's systems are manufactured from standard industry components. A delay or lack of supply of these components from existing sources or an inability to obtain alternative sources, if and when required in the future, could have a material adverse effect on the Company's business, financial condition and results of operations. The personal computers used in the Company's call center system are supplied through two manufacturers. An interruption in supply of such personal computers or the required peripherals could disrupt or delay the shipment of call center systems.

    The Company has offered lease financing to its international and United States customers and intends to continue this practice in the future. In the past, the Company offered these payment terms to entrepreneurial businesses with limited capitalization which may not be considered "credit worthy" by financial institutions. The Company has an agreement with a third party leasing company to finance some of its systems which provides, among other things, that some leases financed under the agreement are subject to a 10% recourse from the Company. The Company may enter into additional agreements with third party leasing companies to finance its systems, which may also include certain recourse arrangements. In addition, the Company from time to time sells portions of its lease portfolio to third parties, on terms which may include recourse provisions and at a discount.

    Certain uses of outbound call processing systems are regulated by federal and state law, including the Telephone Consumer Protection Act of 1991 and the Federal Fair Debt Collection Practices Act. Although compliance with these laws may limit the potential uses of the Company's systems in some respects, the Company believes that each system can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and campaign calling time parameters. There can be no assurance, however, that future legislation further restricting telephone solicitation practices, if enacted, would not adversely affect the Company. A number of technical elements of the Company's systems are subject to and conform with Federal Communications regulations under the Federal Communications Act of 1934. Future products developed by the Company may also be subject to compliance with similar or even more restrictive regulations before they can be sold in the United States. To the extent the Company markets its products in foreign countries, it is required to comply with applicable foreign laws, including certification of its products by appropriate government regulatory organizations.

    The market for call processing systems is relatively new and evolving. The future financial performance of the Company will depend in part on the development and continuing growth of this market. The Company believes that such growth will require expansion of current applications of existing customers, development of news markets for these systems and increased user acceptance. A number of factors, such as the continuing development of an already generally negative consumer perception of telephone solicitation, could adversely impact the growth of various applications segments of the Company's markets.

    The Company's ability to develop marketable products and maintain a competitive position in light of continuing technological developments will depend, in large part, on its ability to attract and retain highly qualified personnel. Competition for the services of these key employees is likely to be intense.

    Because of these and other factors, past financial performance should not be considered an indicator of future performance.

Employees

    At December 31, 1996, EIS employed 571 persons. Many of EIS' employees are highly skilled, and EIS' continued success depends on its ability to continue to attract and retain employees of high caliber. EIS has never had a work stoppage, and none of its employees are represented by a labor organization. EIS considers its employee relations to be good.

    On February 28, 1997, the Company terminated 110 employees associated with the winding up of its Surefind operations and the downsizing of its Cybernetics operations at three locations.

Executive Officers of EIS

The executive officers of the Company, the age of each, and their respective positions are as follows:

Name                       Age      Position
James E. McGowan           53       Chief Executive Officer , President and Director

Frederick C. Foley         51       Chief Financial Officer, Senior Vice President, Finance and Treasurer



Kevin R. Murphy            55       Senior Vice President, Worldwide Sales and Marketing

Kent M. Klineman           64       Secretary and Director

James E. McGowan has been Chief Executive Officer, President and a director of EIS since February 1997. He was also President and Chief Operating Officer of EIS Systems, an operating division of EIS, from April 1996 until February 1997. From September, 1993 to January, 1996 he was President and Chief Executive Officer of Deluxe Data, a provider of electronic funds transfer processing and software for financial institutions and automated teller machine networks. From January, 1993 to September, 1993 he ran McGowan Associates, a consulting company which he founded. From January, 1990 to December, 1992 he served as President and Chief Executive Officer at Xerox Imaging Systems.

Frederick C. Foley has been Senior Vice President, Finance, since October 1994, Chief Financial Officer of EIS since February 1997 and previously from October 1994 to January 1996, and Treasurer since February 1997 and previously from January 1994 until April 1996. From April 1993 until October 1994, he served as Vice President, Finance, of EIS. He served as EIS' Controller from October 1991 until November 1993. He was elected as an executive officer of EIS in April 1993.

Kevin R. Murphy has been Senior Vice President, Worldwide Sales and Marketing of the Company since November 1996. From October 1993 to October 1996 he was Executive Vice President of Applied Retail Solutions, an applications software firm. From May 1982 to October 1993, he held various senior management positions at Fujitsu Systems of America and its subsidiaries.

Kent M. Klineman has been Secretary of the Company and a director since June 1988. He also served as Treasurer of the Company from June 1988 until December 1989. Mr. Klineman is an attorney and private investor and serves as a director of several closely-held companies. He is also a general partner of ConArb Partners, L.P., a securities dealer engaged in arbitrage and trading of convertible securities for its own account, and a director of Concord Camera Corp., a publicly held corporation.

Item 2.  Properties

EIS' executive offices are located in Herndon, Virginia. This facility has approximately 65,000 square feet and is leased through December 31, 2001, at a current annual base rent of $1.2 million , plus charges for proportionate real estate taxes and operating costs. In addition, EIS leases space in Stamford, Connecticut, primarily for engineering activities. his facility has approximately 37,000 square feet and is leased through December 31, 2001, at an annual base rent of approximately $639,000, plus charges for direct costs. EIS also leases space in Canonsburg, PA and Chantilly, VA. The Canonsburg facility has 16,000 square feet and is leased through January 2002 at an annual base rental of $254,000. In connection with its closing of the Canonsburg facility, EIS has negotiated a release from its lease obligations subject to final documents being signed. The Chantilly, VA. facility has approximately 20,000 square feet and is leased through January 2003 at an annual base rent of $229,000. EIS also leases numerous regional small sales and customer support facilities in the U.S. and one facility in each of the Netherlands and the United Kingdom, all under renewable leases or occupancy arrangements for a term of one year or less. EIS believes that its facilities are suitable and adequate for its current level of employment but will require additional square footage to accommodate future business and employment growth.

Cybernetics rents space in Coral Gables, FL, Fort Lauderdale, FL, and Pleasanton, CA. The Coral Gables facility has approximately 9,700 square feet and is leased through March 2002 at an annual base rent of $180,000. In connection with the closing of its Coral Gables facility, the Company is looking to sublet this space. The Fort Lauderdale location has approximately 7,500 square feet and is leased through February 2001 at an annual base rent of $101,000. The Pleasanton office has approximately 1,600 square feet and is leased through November 1998 at an annual base rent of $28,000.

Item 3.  Legal Proceedings

EIS is a party to various legal actions and claims arising in the ordinary course of its business. In management's opinion, EIS has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on EIS' consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

EIS common stock began trading on the NASDAQ National Market System under the symbol "EISI" on July 10, 1992. The following table sets forth for the periods indicated the high and low prices for the Common Stock as reported by NASDAQ.

                              1995                               1996
                     HIGH              LOW              HIGH              LOW
First Quarter        18 1/4            13 3/4           18 3/4            14 1/4
Second Quarter       18                14               31 5/8            14 3/8
Third Quarter        20                15 1/2           28 3/4            12 7/8
Fourth Quarter       19 1/2            13 7/8           14 1/8            6 1/2

As of December 31, 1996, there were approximately 245 holders of record of the Company's Common Stock and approximately 5,000 beneficial shareholders of the Company's Common Stock.

On March 1, 1996, EIS issued an aggregate of 494,673 shares of its Common Stock, in addition to an aggregate of approximately $8,082,000 in cash, in exchange for all of the issued and outstanding capital stock of Cybernetics, which was then merged with and into a wholly-owned subsidiary of EIS. The shares of EIS Common Stock issued in connection with this transaction were not registered under the Securities Act of 1933, as amended (the "Securities Act"), were issued to a total of 11 stockholders of Cybernetics, nine of whom were "accredited investors" within the meaning of Rule 505 (a) under the Securities Act. These shares were issued in reliance on Section 4(2) under the Securities Act.

Item 6.  Selected Financial Data

Insofar as EIS is unable to provide the information required by this Item without unreasonable effort or expense at this time, it has filed for an extension under Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended, and intends to file the required information within 15 days of this filing in accordance with the provisions of such rule.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Insofar as EIS is unable to provide the information required by this Item without unreasonable effort or expense at this time, it has filed for an extension under Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended, and intends to file the required information within 15 days of this filing in accordance with the provisions of such rule.

Item 8.  Financial Statements and Supplementary Data

Insofar as EIS is unable to provide the information required by this Item without unreasonable effort or expense at this time, it has filed for an extension under Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended, and intends to file the required information within 15 days of this filing in accordance with the provisions of such rule.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the caption "Election of Directors" of EIS' proxy statement relating to its 1997 Annual Meeting of Stockholders and the information under the caption "Security Ownership of Certain Beneficial Holders and Management" in such proxy statement is incorporated herein by reference.

Item 11. Executive Compensation

The information under the caption "Executive Compensation" of EIS' proxy statement relating to its 1997 Annual Meeting of Stockholders and the information under the caption "Certain Transactions" of such proxy statement is incorporated herein by reference. The information in Part 1 under the caption "Executive Officers of the Company" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Holders and Management

The information under the caption "Security Ownership of Certain Beneficial Holders and Management" of EIS' proxy statement relating to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The information under the caption "Certain Transactions" of EIS' proxy statement relating to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements and (2) Financial Statement Schedules:

Insofar as EIS is unable to provide the information required by this Item without unreasonable effort or expense at this time, it has filed for an extension under Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended, and intends to file the required information within 15 days of this filing in accordance with the provisions of such rule.

   (3) Exhibits required by Item 601 of Regulation S-K:


             3.1 Restated Certificate of Incorporation of EIS (incorporated by reference to EIS' Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-79814) filed with the Securities and Exchange Commission on June 3, 1994 (the "1994 Registration").

             3.2 By-Laws of EIS as amended (incorporated by reference to Exhibit 3.2 to EIS' Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

             4.1 Specimen Common Stock Certificate of EIS (incorporated by reference to Exhibit C to EIS' Registration Statement on Form 8-A dated June 22,
                              1992).

             4.2 Warrant No. WC-1 dated January 1, 1993 issued by EIS to Equilease Corporation (incorporated by reference to Exhibit 4.6 to EIS' Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K").

             4.3 Warrant No. WC-2 dated September 30, 1993 issued by EIS to Applied Telecommunications Technologies, I, N.V. (incorporated by reference to Exhibit 4.7 to the 1993 Form 10-K).

             *10.1(a) Form of Stock Option Agreement incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of the Registrant, file No. 33-47665 as filed with the commission on May 11, 1992 (the "1992 Registration").

             *10.1(b) Amended and Restated Stock Option Plan of EIS incorporated by reference to EIS' Exhibit A to EIS' definitive proxy statement filed in connection with its 1995 Annual Meeting of Stockholders).

             *10.1(c) 1993 Employee Stock Purchase Plan of EIS incorporated by reference to Exhibit B to EIS' definitive proxy statement filed in connection with its 1994 Annual Meeting of Stockholders).

             *10.1(d) 1993 Stock Option Plan for Non-Employee Directors of EIS (incorporated by reference to Exhibit B to EIS' definitive proxy statement filed in connection with its 1994 Annual Meeting of Stockholders).

             *10.3            401(K) Plan of EIS (incorporated by reference to
                              Exhibit 10.3 to the 1992 Registration).

             *10.4 Section 125 Plan of EIS (incorporated by reference to Exhibit 10.4 to the 1992 Registration).

              10.5 Lease Agreement dated November 27, 1990 between Mendik Real Estate Limited Partnership and EIS (incorporated by reference to Exhibit 10.5 to the 1992 Registration).

              10.7 Manufacturing Agreement dated July 17, 1990 between Kimchuk, Inc. and EIS (incorporated by reference to Exhibit 10.7 to the 1992 Registration).

              10.8 Working Capital Line of Credit Commitment Letter dated October 31, 1990 between Silicon Valley Bank and EIS (incorporated by reference to Exhibit 10.8 to the 1992 Registration).

              10.9 Pledge Agreement dated as of November 1, 1990 between Silicon Valley Bank and EIS (incorporated by reference to Exhibit 10.9 to the 1992 Registration).

             10.10 Security Agreement dated November 1, 1990 between Silicon Valley Bank and EIS (incorporated by reference to Exhibit 10.10 to the 1992 Registration).

             10.11 Security Agreement dated as of November 1, 1990 between Silicon Valley Bank and EIS Leasing Corp. (incorporated by reference to Exhibit 10.11 to the 1992 Registration).

             10.12 Guaranty dated November 1, 1990 by EIS Leasing Corp. in favor of Silicon Valley Bank (incorporated by reference to Exhibit 10.12 to the 1992 Registration).

             10.13(a) Amendment to Silicon Valley Bank agreements dated February 22, 1991 (incorporated by reference to
                              Exhibit 10.13 to the 1992 Registration).

             10.13(b) Amendment to Silicon Valley Bank agreements dated March 14, 1991 (incorporated by reference to
                              Exhibit 10.14 to the 1992 Registration).

             10.13(c) Amendment to Silicon Valley Bank agreements dated August 10, 1991 (incorporated by reference to
                              Exhibit 10.15 to the 1992 Registration).

             10.13(d) Amendment to Silicon Valley Bank agreements dated January 6, 1992 (incorporated by reference to
                              Exhibit 10.13(d) to the 1992 Registration).

             10.13(e) Amendment to Silicon Valley Bank agreements dated April 14, 1993 (incorporated by reference to
                              Exhibit 10.13(e) to the 1993 Form 10-K).

             10.13(f) Joinder and Assumption Agreement dated October 28, 1994 between Silicon Valley Bank, EIS International Services Corp. and EIS (incorporated by reference to Exhibit 10.13(f) to EIS' Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

             10.13(g) Amended and Restated Promissory Note dated October 28, 1994 between Silicon Valley Bank, EIS International Services Corp. and EIS (incorporated by reference to Exhibit 10.13(g) to the 1994 Form 10-K).

             10.13(h) Security Agreement dated October 28, 1994 between Silicon Valley Bank and EIS International Services Corp. (incorporated by reference to Exhibit 10.13(h) to the 1994 Form 10-K).

             10.17 Agreement dated June 7, 1991 between American Telephone & Telegraph Company (AT&T) and EIS (incorporated by reference to Exhibit 10.24 to the 1992 Registration).

             10.18(a) Amendment to AT&T Agreement, dated October 15, 1991 (incorporated by reference to Exhibit 10.25 to the 1992 Registration).

             10.18(b) Amendment to AT&T Agreement, dated March 15, 1991 (incorporated by reference to Exhibit 10.26 to the 1992 Registration).

             10.20 Lease Participation Agreement dated as of September 30, 1993 between EIS Leasing Corp. and Applied Telecommunications Inc. for participation in a finance equipment lease between EIS Leasing Corp. and RMH Sales & Marketing Consulting, Inc. dated as of November 19, 1992 (incorporated by reference to Exhibit 10.25 to the 1993 Registration).

             10.21 Lease Participation Agreement dated as of September 30, 1993 between EIS Leasing Corp. and Applied Telecommunications Inc. for participation in a finance equipment lease between EIS Leasing Corp. and New Boston Services Group dated as of March 1, 1993 (incorporated by reference to
                              Exhibit 10.26 to the 1993 Registration).

             10.23 Form of Warrant to Purchase Shares of Class B Common Stock of ITC (incorporated by reference to Exhibit 99.4 to the 1993 Registration).

             10.24 Lease Agreement dated January 23, 1992 between Provident Mutual Life Insurance Company and ITC (incorporated by reference to Exhibit 99.5 to the 1993 Registration).

             10.25 ITC 1989 Stock Option Plan, together with form of stock option agreement (incorporated by reference to Exhibit 99.6 to the 1993 Registration).

             10.31 Loan Document Modification Agreement (No. 3; dated as of December 27, 1995) between EIS and Silicon Valley Bank (incorporated by reference to Exhibit
                              10.31 of the 1995 Registration).

             **11.            Statement re: computation of per share earnings.

             21.              Subsidiaries of the Registrant.

             **23.1           Consent of KPMG.

             **27             Financial Statement Schedules.
-----------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Items 14(a) and (c) of this Report.

** To be filed by amendment.

(b) Current Reports on Form 8K. None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 31, 1997                     EIS INTERNATIONAL, INC.



                                            By: /s/ James E. McGowan
                                                -------------------------------
                                                    James E. McGowan
                                                    President and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:


/s/ James E. McGowan                                         March 26, 1997
----------------------------------------------------------
Joseph J. Porfeli
President, Director and Chief Executive Officer


Principal Financial and Accounting Officer:


/s/ Frederick C. Foley                                       March 27, 1997
----------------------------------------------------------
Frederick C. Foley
Senior Vice President, Finance and Chief Financial Officer


Directors:

/s/ Robert Cresci                                            March 25, 1997
----------------------------------------------------------
Robert Cresci



/s/ Robert Jesurum                                           March 25, 1997
----------------------------------------------------------
Robert Jesurum

/s/ Kent M. Klineman                                         March 25, 1997
----------------------------------------------------------
Kent M. Klineman



/s/ Charles McCall                                           March 27,1997
----------------------------------------------------------
Charles McCall

                                  EXHIBIT INDEX

Exhibit           Description                                                                                   Page
3.1               Restated Certificate of Incorporation of EIS (incorporated by reference to EIS'
                  Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-79814)
                  filed with the Securities and ExchangeCommission on June 3, 1994 (the "1994
                  Registration").

3.2               By-Laws of EIS as amended (incorporated by reference to Exhibit 3.2 to EIS'
                  Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993
                  Form 10-K").

4.1               Specimen Common Stock Certificate of EIS (incorporated by reference to Exhibit
                  C to EIS' Registration Statement on Form 8-A dated June 22, 1992).

4.3               Warrant No. WC-2 dated September 30, 1993 issued by EIS to Applied
                  Telecommunications Technologies, I, N.V. (incorporated by reference to Exhibit
                  4.7 to the 1993 Form 10-K).

*10.1(a)          Form of Stock Option Agreement incorporated by reference to Exhibit 10.2 to the
                  Registration Statement on Form S-1 of the Registrant, file No. 33-47665 as filed with the commission on May 11, 1992 (the "1992 Registration").

*10.1(b)          Amended and Restated Stock Option Plan of EIS incorporated by reference to EIS'
                  Exhibit A to EIS' definitive proxy statement filed in connection with its 1995
                  Annual Meeting of Stockholders).

*10.1(c)          1993 Employee Stock Purchase Plan of EIS incorporated by reference to Exhibit B to
                  EIS' definitive proxy statement filed in connection with its 1994 Annual Meeting of
                  Stockholders).

*10.1(d)          1993 Stock Option Plan for Non-Employee Directors of EIS (incorporated by reference to Exhibit B to EIS' definitive proxy statement filed in connection with its 1994
                  Annual Meeting of Stockholders).

*10.3             401(K) Plan of EIS (incorporated by reference to Exhibit 10.3 to the 1992
                  Registration).

*10.4             Section 125 Plan of EIS (incorporated by reference to Exhibit 10.4 to the 1992
                  Registration).

10.5              Lease Agreement dated November 27, 1990 between Mendik Real Estate Limited
                  Partnership and EIS (incorporated by reference to Exhibit 10.5 to the 1992
                  Registration).



Exhibit           Description                                                                                   Page

10.7              Manufacturing Agreement dated July 17, 1990 between Kimchuk, Inc. and EIS
                  (incorporated by reference to Exhibit 10.7 to the 1992 Registration).

10.8              Working Capital Line of Credit Commitment Letter dated October 31, 1990 between Silicon Valley Bank and EIS (incorporated by reference to Exhibit 10.8 to the 1992 Registration).

10.9              Pledge Agreement dated as of November 1, 1990 between Silicon Valley Bank and
                  EIS (incorporated by reference to Exhibit 10.9 to the 1992 Registration).

10.10             Security Agreement dated November 1, 1990 between Silico Valley Bank and
                  EIS (incorporated by reference to Exhibit 10.10 to the 1992 Registration).

10.11             Security Agreement dated as of November 1, 1990 between Silicon Valley
                  Bank and EIS Leasing Corp. (incorporated by reference to Exhibit 10.11 to the
                  1992 Registration).

10.12             Guaranty dated November 1, 1990 by EIS Leasing Corp. in favor of Silicon
                  Valley Bank (incorporated by reference to Exhibit 10.12 to the 1992 Registration).

10.13(a)          Amendment to Silicon Valley Bank agreements dated February 22, 1991 (incorporated by reference to Exhibit 10.13 to the 1992 Registration).

10.13(b)          Amendment to Silicon Valley Bank agreements dated March 14, 1991 (incorporated by reference to Exhibit 10.14 to the 1992 Registration).

10.13(c)          Amendment to Silicon Valley Bank agreements dated August 10, 1991 (incorporated by reference to Exhibit 10.15 to the 1992 Registration).

10.13(d)          Amendment to Silicon Valley Bank agreements dated January 6, 1992 (incorporated by reference to Exhibit 10.13(d) to the 1992 Registration).

10.13(e)          Amendment to Silicon Valley Bank agreements dated April 14, 1993 (incorporated by reference to Exhibit 10.13(e) to the 1993 Form 10-K).

10.13(f)          Joinder and Assumption Agreement dated October 28, 1994 between Silicon Valley
                  Bank, EIS International Services Corp. and EIS (incorporated by reference to
                  Exhibit 10.13(f) to EIS' Annual Report on Form 10-K for the year ended
                  December 31, 1994 (the "1994 Form 10-K").

10.13(g)          Amended and Restated Promissory Note dated October 28, 1994 between
                  Silicon Valley Bank, EIS International Services Corp. and EIS (incorporated by reference to Exhibit 10.13(g) to the 1994 Form 10-K).


Exhibit           Description                                                                                   Page

10.13(h)          Security Agreement dated October 28, 1994 between Silicon Valley Bank and
                  EIS International Services Corp. (incorporated by reference to Exhibit 10.13(h)
                  to the 1994 Form 10-K).

10.17             Agreement dated June 7, 1991 between American Telephone & Telegraph
                  Company (AT&T) and EIS (incorporated by reference to Exhibit 10.24 to the
                  1992 Registration).

10.18(a)          Amendment to AT&T Agreement, dated October 15, 1991 (incorporated by reference to
                  Exhibit 10.25 to the 1992 Registration).

10.18(b)          Amendment to AT&T Agreement, dated March 15, 1991 (incorporated by reference to
                  Exhibit 10.26 to the 1992 Registration).

10.20             Lease Participation Agreement dated as of September 30, 1993 between EIS
                  Leasing Corp. and Applied Telecommunications Inc. for participation in a finance equipment lease between EIS Leasing Corp. and RMH Sales & Marketing
                  Consulting, Inc. dated as of November 19, 1992 (incorporated by reference to
                  Exhibit 10.25 to the 1993 Registration).

10.21             Lease Participation Agreement dated as of September 30, 1993 between EIS
                  Leasing Corp. and Applied Telecommunications Inc. for participation in a finance equipment lease between EIS Leasing Corp. and New Boston Services Group dated as of March 1, 1993 (incorporated by reference to Exhibit 10.26 to the 1993
                  Registration).

10.23             Form of Warrant to Purchase Shares of Class B Common Stock of ITC (incorporated by reference to Exhibit 99.4 to the 1993 Registration).

10.24             Lease Agreement dated January 23, 1992 between Provident Mutual Life Insurance
                  Company and ITC (incorporated by reference to Exhibit 99.5 to the 1993 Registration).

10.25             ITC 1989 Stock Option Plan, together with form of stock option agreement (incorporated by reference to Exhibit 99.6 to the 1993 Registration).

10.31             Loan Document Modification Agreement (No. 3; dated as of December 27, 1995)
                  between EIS and Silicon Valley Bank (incorporated by reference to Exhibit 10.31 of the 1995 Registration).

**11.             Statement re: computation of per share earnings.

21.               Subsidiaries of the Registrant.



Exhibit           Description                                                                                   Page

**23.1            Consent of KPMG.]

**27              Financial Statement Schedules.

  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Items 14(a) and (c) of this Report.

 ** To be filed by amendment.

(b) Current Reports on Form 8-K. None.