Form 10-K/A
period 1996-12-31
EIS INTERNATIONAL INC /DE/
filed 1997-04-15
CIK 32251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
                                       to

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the fiscal year ended December 31, 1996.

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

                  [  X  ]Yes                [     ]No

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

EIS International, Inc. and Subsidiaries

                                     PART II

Item 5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is hereby amended and restated in its entirety as set forth below:


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

EIS common stock began trading on the NASDAQ National Market System under the symbol "EISI" on July 10, 1992. The following table sets forth for the periods indicated the high and low prices for the Common Stock as reported by NASDAQ.

                                  1995                     1996
                                  ----                     ----
                          HIGH         LOW          HIGH          LOW
First Quarter             18 1/4       13 3/4       18 3/4        14 1/4
Second Quarter            18           14           31 5/8        14 3/8
Third Quarter             20           15 1/2       28 3/4        12 7/8
Fourth Quarter            19 1/2       13 7/8       14 1/8        6 1/2

As of December 31, 1996, there were approximately 300 holders of record of the Company's Common Stock and approximately 5,000 beneficial shareholders of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

On March 1, 1996, EIS issued an aggregate of 494,660 shares of its Common Stock, in addition to an aggregate of approximately $9,269,000 in cash, in exchange for all of the issued and outstanding capital stock of Cybernetics, which was then merged with and into a wholly-owned subsidiary of EIS. The shares of EIS Common Stock issued in connection with this transaction were not registered under the Securities Act of 1933, as amended (the "Securities Act"), were issued to a total of 11 stockholders of Cybernetics, nine of whom were "accredited investors" within the meaning of Rule 505 (a) under the Securities Act. These shares were issued in reliance on Section 4(2) under the Securities Act.

EIS International, Inc. and Subsidiaries

                                    Part III

Item 6, Item 7, and Item 8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 are hereby amended and restated in their entirety as set forth below:

Item 6.    Selected Financial Data

Selected Consolidated Financial Data
(In Thousands, Except Per Share Data)

The following selected financial data with respect to the years ended 1992, 1993, 1994, 1995, and 1996, is derived from the Company's audited consolidated financial statements which as to the years 1994, 1995 and 1996 are included elsewhere in this report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," the Consolidated Financial Statements, related notes and other financial information included elsewhere in this report.



                                                                            Years Ended December 31,

                                                       --------------------------------------------------------------
                                                            1992         1993         1994         1995         1996

                                                       ---------------------------------------------------------------
Statement of Operations Data
Net revenues                                              $38,711       $50,674     $64,872      $89,610      $95,659
Operating income (loss)                                     5,790         7,357      12,193       15,861      (37,096)
Income (loss) from continuing operations                    3,241         4,710       7,602       11,357      (33,028)
Loss from discontinued operations,
   net of tax benefit                                     $  (235)      $  (374)    $  (544)     $(2,137)    $ (5,528)
Net earnings (loss) per share data:
  Primary:
    Continuing operations                                 $   .49       $   .57     $   .86      $  1.09     $  (3.09)
    Discontinued operations                                  (.04)         (.04)       (.06)        (.21)        (.52)
                                                        -------------------------------------------------------------
    Net earnings (loss)                                   $   .45       $   .53     $   .80      $   .88       $(3.61)
                                                        ==============================================================
  Fully diluted:
    Continuing operations                                 $   .43       $   .53    $    .83     $   1.09           --
    Discontinued operations                                  (.03)         (.04)       (.06)        (.21)          --
                                                        -------------------------------------------------------------
    Net earnings (loss)                                   $   .40       $   .49    $    .77    $     .88           --
                                                        ==============================================================
Weighted average common and common equivalent shares:
    Primary                                                 6,619         8,259       8,870       10,462       10,681
    Fully diluted                                           7,551         8,775       9,125       10,462           --

Balance Sheet Data
Total assets                                              $32,733       $39,017     $64,944      $84,217      $74,690
Long-term obligations and redeemable
  preferred stock                                         $ 9,176       $    --     $    --      $    --      $    --

EIS International, Inc. and Subsidiaries

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion contains statements about management's future expectations, plans and the Company's prospects which constitute forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors, including, without limitation, those factors discussed under the heading "Factors Affecting Future Results" set forth in this Annual Report on Form 10-K.

Introduction
EIS International, Inc., together with its wholly-owned subsidiaries (the Company or EIS), designs, manufactures, markets, sells, leases and maintains computerized "outbound" telephone call processing systems, principally to the consumer direct marketing industry.

On February 29, 1996, the Company merged with Surefind Information, Inc. (Surefind) of Pittsburgh, Pennsylvania. Surefind was a privately held corporation in the business of storing electronic data. The Company issued 505,685 shares of EIS common stock, $.01 par value, in exchange for all 2,826,467 shares of Surefind stock outstanding, subject to options and warrants. This merger was accounted for by the pooling of interests method of accounting and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to acquisition to include the results of operations, financial position, and cash flows of Surefind.

On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Cybernetics Systems International Corp. (CSI), a privately held company located in Coral Gables, Florida, for $22.8 million consisting of $9.3 million in cash and the remainder in shares of EIS common stock. CSI specializes in computerized Workforce Management Systems for the call center industry which are designed to aid in staff forecasting and scheduling. The acquisition of CSI was
accounted for by the purchase method of accounting and accordingly,   the
acquired assets have been recorded at their fair values, with the help of an appraiser, at the date of purchase and the results of the Company reflect those of CSI from March 1, 1996.

On September 1, 1996, the Company entered into an Asset Purchase Agreement with Pulse Technologies, Inc. (Pulse), a Virginia corporation, relating to the purchase of substantially all of the assets of Pulse for consideration consisting of the assumption of certain liabilities and the payment of (i) 44,993 shares of the Company's common stock, $.01 par value per share, having a value of approximately $820,000; (ii) $950,000 in cash and (iii) five-year warrants to purchase EIS common stock at $18.23 per warrant with the number of warrants equal to 66.67% of the number of shares of EIS common stock issued in connection with this transaction. Pulse is a professional and technical service firm specializing in telecommunications consulting. The acquisition of Pulse was accounted for by the purchase method of accounting, and accordingly, the acquired assets have been recorded at their fair values, with the help of an appraiser, at the date of purchase and the results of the Company reflect those of Pulse from September 1, 1996.

As part of the refocus by new management on the core business of the Company, the Company as of December 31, 1996 has discontinued the operations of Surefind. (See Discontinued Operations). Accordingly the results of Surefind in 1994, 1995 and 1996 are shown as a loss on discontinued operations in the Consolidated Statements of Operations for the respective periods.

In connection with the CSI and Pulse acquisitions, the Company acquired technology in process that had not achieved technological feasibility at the date of acquisition and had no alternative future uses. As a result, the Company has charged the fair value of such acquired technology in process against operations at the time of the acquisition.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues, except that cost of product sold and cost of services and other are presented as a percentage of product sales and service and other revenues, respectively.

                                Years Ended December 31,

-----------------------------------------------------------------------
                                     1994         1995          1996

-----------------------------------------------------------------------
Product sales and software          80.9%      84.0%     77.2%
Service and other                   19.1       16.0      22.8

-----------------------------------------------------------------------
Net revenues                       100.0      100.0     100.0

-----------------------------------------------------------------------
Cost of product sold                35.4       35.3      43.1
Provision for contract losses       --         --         6.7
Cost of services and other          40.8       48.7      60.2
Gross margin                        63.6       62.6      47.8
Research and development cost       10.1        8.9      14.8
Sales, general and administrative   34.7       36.0      44.3
Acquired technology in process        --      --         19.1
Write-down of intangible assets       --      --          8.4
Operating income (loss)             18.8       17.7     (38.8)
Income (loss) before  income tax
         expense (benefit)          17.8       19.8     (37.4)
Income (loss) from continuing
         operations                 11.7%      12.7%    (34.5)%

Net Revenues Net revenues increased $6.1 million, or 7%, in 1996 and $24.7 million, or 38%, in 1995 over net revenues in the respective preceding years. The acquisition of CSI and Pulse accounted for an increase of $9.9 million of the income in net revenues in 1996. Product sales in 1996 declined $1.4 million or 2%. The decrease in product and software sales is primarily a result of an increase in the Company's allowance for sales returns ($1.3 million) and the Company's decision to take back a call processing system relating to a customer dispute ($2.2 million). Both items were taken as revenue reductions during the third quarter of 1996. In addition, as a result of changing experience with the Company's more technologically advanced Centenium product line, effective with the fourth quarter of 1996, the Company began recognizing revenue on its Centenium product upon

EIS International, Inc. and Subsidiaries

customer acceptance after installation. As of December 31, 1996 the Company had a backlog of $6.8 million in sales of Centenium products which are expected to be installed in 1997. No such backlog existed at December 1995 and 1994. The growth in product sales in 1995 of $22.8 million, or 43%, reflected increased demand across all product lines from the existing customer base as well as from new domestic and international customers in the financial services, fundraising, telecommunications, cable, direct response, home services, and market research segments of the outbound call center market. Service and other revenues increased $7.5 million, or 52%, in 1996 and $2.0 million, or 16%, in 1995 over service and other revenues in the respective preceding years. Service and other revenues increased in 1996 primarily due to expansion of the customer base covered by service contracts ($4.0 million), the addition of CSI service contracts ($2.3 million) and the expansion of the Company's systems integration business primarily through the acquisition of Pulse ($1.2 million). Service and other revenues increased in 1995 due to the continued expansion of the customer base covered by service contracts. International revenues were 4% of the Company's net revenues in 1996, compared to 6% and 4% in 1995 and 1994, respectively. The Company intends to continue its focus on building its international sales channels during 1997.

Cost of Revenues and Gross Margins
Cost of revenues consists of product costs, amortization of computer software costs, installation costs, and maintenance and customer support costs. Overall gross margin was $45.7 million (47.8%), $56.1 million (62.6%), and $41.3 million (63.6%), in 1996, 1995 and 1994, respectively. Gross margin on product sales was $37.0 million (50.1%), $48.7 million (64.7%), and $33.9 million (64.6%) in 1996,
1995 and 1994, respectively. The decrease in product gross margin from 1995 to 1996 reflects an increase in product costs as a percentage of product revenue from 35.3% in 1995 to 49.9% in 1996 primarily due to a $5.0 million provision for costs associated with the completion and installation of products and the resolution of CSI contract obligations, a $1.7 million inventory write-down, increased hardware costs associated with a CSI installation of $1.3 million and increased staffing and third party installation costs of $2.3 million.

The slight increase in product gross margin from 1994 to 1995 reflects a decrease in product costs as a percentage of product revenue from 35.4% in 1994 to 35.3% in 1995 principally due to the increase of direct purchases by customers of third party hardware partially offset by increased personnel costs and third party installation costs associated with higher sales volume.

Gross margin on service and other revenue was $8.7 million (39.8%), $7.4 million (51.3%), and $7.3 million (59.2%) in 1996, 1995 and 1994, respectively. Service and other costs as a percentage of service and other revenue increased from 48.7% in 1995 to 60.2% in 1996 due to the addition of service costs associated with building the infrastructure of newly acquired operating units in advance of generating revenues from these units. Service and other costs as a percentage of service and other revenue increased from 40.8 % in 1994 to 48.7% in 1995 due to investments made in the Company's service business by adding personnel, acquiring support tools, contracting with third party service providers (including expenses incurred to upgrade customer systems to be compatible with the North American dialing rules) and expanding the Company's National Service Center in Herndon, Virginia, from 30,000 square feet to approximately 65,000 square feet. The Company's gross margin can be affected by a number of factors, including changes in sales volume, product mix, costs of product support and competitive pressures on pricing. Consequently, there can be no assurance that the Company will continue to sustain gross margins at previous levels.

Research and Development Cost
Research and development costs increased by $6.2 million or 77% in 1996 over 1995 and by $1.4 million or 22% in 1995 over 1994. Research and development costs as a percentage of total revenues were 14.8% in 1996 and 8.9% in 1995, compared to 10.1% in 1994. The addition of CSI during 1996 increased software development costs by $3.4 million. Additional cost increases during 1996 and 1995 reflect the continued expansion of the Company's research and development staff and use of external consultants to support its ongoing product development and to provide its customers with new product features and productivity enhancements in both the domestic and international markets.

In addition, the Company capitalized certain software development costs relating to the enhancement of existing products and to the development of new products in accordance with

EIS International, Inc. and Subsidiaries

Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Approximately $2.1 million, $1.4 million and $1.3 million were capitalized during 1996, 1995 and 1994, respectively. Amortization of capitalized software costs of $816,000, $993,000, and $703,000 in 1996, 1995 and 1994 are included in cost of products sold.

The Company has a commitment to technological innovation. It believes that additional research and development costs will be required to maintain the Company's market position and that these costs will increase in absolute amounts in 1997.

Sales, General and Administrative Expense
Sales, general and administrative expense increased $10.1 million in 1996 and $9.7 million in 1995 over such expenses in the respective preceding years. This expense as a percentage of revenue was 44.3% in 1996 compared to 36.0% in 1995 and 34.7% in 1994. The principal reasons for the increase of this expense in 1996 over 1995 were the addition of CSI ($3.6 million), additional bad debt reserves of $4.9 million, increased payroll and benefits of $1.5 million and merger costs of $680,000. The primary reasons for the increase of this expense in 1995 over 1994 were increased payroll of $1.8 million, commissions of $2.0 million, travel expenses of $1.1 million and bad debt reserves of $1.5 million associated with higher sales levels and related overhead costs associated with additional office space of $1.6 million. The Company anticipates that selling, general and administrative expenses will decrease in absolute dollars during 1997, although such expenses will fluctuate as a percentage of revenue from quarter to quarter.

Acquired Technology  in Progress
The acquired technology in progress costs of $18.2 million incurred in 1996 reflect the fair value of the software products under development at CSI and Pulse that had not achieved technological feasibility at the date of acquisition, had no alternative future uses, and were therefore charged against operations at the time of the acquisitions.
Write-down of Intangible Assets
In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" management performed a discounted cash flow analysis of CSI's operations. As a result of this analysis, management concluded that a write-down of the intangible assets of CSI from $8.1 million to zero was warranted.

Other Income (Expense)
Interest income was $1.3 million, $1.9 million and $559,000 in 1996, 1995 and 1994, respectively. Interest income decreased from 1995 to 1996 primarily due to the sale of a major portion of the Company's lease portfolio and lower average cash balances. The increase from 1994 to 1995 was primarily due to the Company's maintenance of higher average cash and short-term investment balances combined with increased customer leasing of Company systems.

Interest expense was $32,000, $37,000 and $38,000 in 1996, 1995 and 1994,
respectively.

Other income (expense) was $81,000, $14,000 and ($93,000) in 1996, 1995 and
1994, respectively. The increase in income from 1995 to 1996 came due to several miscellaneous items none of which were individually material. The decrease in expense from 1994 to 1995 was primarily due to a $106,000 loss incurred in 1994 on the sale of a lease portfolio.

The Company recorded charges of $1.1 million during 1994 as a result of the settlement of all pending litigation between the Company and Digital Systems International and related legal fees and expenses.

Discontinued Operations and Restructuring

On February 28, 1997, at the recommendation of Company management, the Board of Directors of the Company resolved to discontinue the operations of Surefind. The decision to discontinue the operations of Surefind was made after it became apparent that a higher than anticipated level of cash funding was needed to exploit Surefind's product and such level was considered excessive given the cash requirements necessary to focus properly on the core business of the company. Surefind incurred a net loss of approximately $3.7 million in 1996 and $2.1 million in 1995. In connection with the decision to discontinue the operations of Surefind the Company recorded a $1.8 million estimated loss net of tax benefits on the disposal of Surefind which includes a provision for anticipated operating losses prior to disposal. On March 3, 1997, the Company announced a restructuring and reorganization program (the "Restructuring"), the purpose of which is to refocus the Company's efforts on its core systems business and to reduce costs. In connection with the Restructuring, the Company downsized the operations of CSI, closing its Coral Gables, Florida facility and focusing CSI's development and marketing efforts primarily on its Workforce Manager product. In addition, EIS terminated the separate operations of Pulse, its Chantilly, Virginia based integration services business, by integrating the business of Pulse into the operations of the Company's core business. Furthermore, the Company closed its corporate headquarters in Pittsburgh, Pennsylvania and relocated the corporate headquarters to its facility in Herndon. A total of approximately 110 employees were terminated as a result of the Restructuring. The Company expects to record approximately $3 million of charges related to the Restructuring in the first quarter of 1997.


Income Taxes
The Company's effective income tax (benefit) expense rate was (8)%, 36% and 34% for 1996, 1995 and 1994,

EIS International, Inc. and Subsidiaries

respectively. The decrease in the tax rate from 1995 to 1996 is primarily attributable to the losses incurred by the Company offset by the non-deductible charges related to the acquired technology in process and the write-down of intangible assets. The increase in the effective tax rate from 1994 to 1995 was primarily due to the greater reduction of the valuation allowance in 1994 than in 1995, decreased utilization of research and development tax credits partially offset by lower state income taxes. The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." The Company established a valuation allowance to reduce the net deferred tax asset to a level which, more likely than not, would be realized, when necessary. The valuation allowance was decreased in 1995 by $137,000 resulting principally from the realization of tax benefits of temporary differences which reversed during 1995 and increased in 1996 by $2.7 million for the net operating loss carryforwards of Cybernetics and Surefind that were generated prior to EIS' ownership.

Liquidity and Capital Resources

The Company's working capital decreased to $30.2 million at December 31, 1996 from $44.7 million at December 31, 1995. Cash, cash equivalents and short-term investment balances were $14.8 million at December 31, 1996 compared to $21.1 million at December 31, 1995. Cash and cash equivalents were used for the purchase of businesses net of cash acquired of $7.0 million, additions to property and equipment of $5.0 million, discontinued operations of $5.2 million, purchases of short-term investments of $3.7 million and expenditures of $2.1 million of software development costs capitalized in accordance with SFAS No.86.

Offsetting these uses of cash were cash provided by the net sale of $6.0 million of a portion of the Company's lease portfolio and proceeds of $5.3 million from the exercise of warrants and stock options and net cash provided by continuing operations of $2.1 million.

The Company had an unsecured line of credit of $12.5 million with a commercial bank under a commitment that expired in January 1997 and was not renewed. As of December 31, 1996 there was no balance outstanding under the line.

The Company believes that its collection practices and terms of sale are consistent with practices in its industry. The Company generally receives a deposit upon order, a further payment upon installation and a payment of the invoice balance after an initial period of system use, generally within 90 to 150 days after shipment. The Company has, from time to time, offered extended payment terms and lease financing to its customers, and it intends to continue these practices.

Installment and lease receivables were $4.5 million and $9.8 million as of December 31, 1996 and 1995, respectively. The decrease of $5.3 million is primarily due to the sale of a portion of the Company's lease portfolio to a financial institution subject to certain recourse provisions. The increase in the provision for doubtful accounts and sales returns from $2.7 million as of December 31, 1995 to $6.1 million as of December 31, 1996 reflects a variety of factors surrounding the credit risk of specific customers, including historical trends, general economic conditions and other information. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts and sales returns.

Historically, the Company has funded its working capital requirements, including acquisitions through external financing sources as well as cash generated from operations. Significant payment obligations of the Company during 1997 include the funding of losses at Surefind through June 30, 1997 ($800,000), the restructuring and reorganization program announced in March 1997 ($3 million) and the loss provisions on certain uncompleted contracts at CSI ($2.7 million).

The Company expects that its operating cash flow will be sufficient to fund the Company's working capital requirements (including research and development) through 1997. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity securities. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms or at all.

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

EIS International, Inc. and Subsidiaries

Item 8.   Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 1995 and 1996
Consolidated Statements of Operations for the Years Ended
         December 31, 1994, 1995, and 1996
Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1994, 1995, and 1996
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
         1995, and 1996
Notes to Consolidated Financial Statements
Financial Statement Schedules:
         Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

EIS International, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Share Amounts)
                                                                                        December 31,
                                                                                 -----------------------
                                                                                 1995              1996
                                                                                 -----------------------
Assets
Current assets:
    Cash and cash equivalents                                                    $21,069           $11,099
    Short-term investments                                                            --             3,660
    Accounts receivable, trade, less allowances for doubtful
      accounts and sales returns of $2,665 in 1995
      and $6,117 in 1996                                                          29,749            21,335
    Current portion of installment and lease receivables (note 5)                  3,806             2,007
    Inventories (note 6)                                                           7,681             7,732
    Deferred income taxes (note 9)                                                 2,141             8,638
    Refundable income taxes                                                           --             2,450
    Prepaids and other current assets                                                293               576
                                                                                --------         ---------
         Total current assets                                                     64,739            57,497
Capitalized software development costs, net                                        3,315             4,617
Property and equipment, net (note 7)                                               8,430             8,181
Installment and lease receivables, less current portion (note 5)                   5,994             2,470
Other assets                                                                       1,739             1,925
                                                                                --------         ---------
         Total assets                                                            $84,217           $74,690
                                                                                ========          ========
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities (note 8)                            $14,224           $18,894
    Deferred revenue                                                               2,481             5,683
    Income taxes payable (note 9)                                                  3,324                --
    Net liability of discontinued operations (note 16)                                --             2,738
                                                                                --------          --------
         Total current liabilities                                                20,029            27,315
Deferred income taxes (note 9)                                                     1,064             1,829
Other liabilities                                                                  1,026               304

Commitments and Contingencies (note 11)
Stockholders' equity (note 10):
    Common stock, $.01 par value; 15,000,000 shares authorized,
      issued  9,935,778  shares in 1995 and 11,173,252 in 1996                        99               112
    Additional paid-in capital                                                    36,020            58,268
    Accumulated translation adjustments                                              (21)             (196)
    Retained earnings (deficiency)                                                26,519           (12,037)
    Treasury stock, at cost 76,225 shares in 1995 and 101,225 in 1996               (519)             (905)
                                                                                --------         ---------
         Total stockholders' equity                                               62,098            45,242
                                                                                --------          --------
         Total liabilities and stockholders' equity                              $84,217           $74,690
                                                                                ========          ========

See accompanying notes to consolidated financial statements.

EIS International, Inc. and Subsidiaries

Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
                                                                                    Years Ended December 31,
                                                                           -------------------------------------------
                                                                            1994              1995              1996
                                                                           -------------------------------------------
Net revenues:
    Product sales and software                                             $52,504           $75,254           $73,848
    Service and other                                                       12,368            14,356            21,811
                                                                          --------          --------          --------
                                                                            64,872            89,610            95,659
                                                                          --------          --------           -------
Cost of revenues:
    Cost of product sold                                                    18,569            26,567            31,859
    Provision for contract losses (note 11)                                     --                --             4,967
    Cost of services and other                                               5,047             6,991            13,133
                                                                          --------          --------          --------
                                                                            23,616            33,558            49,959
                                                                          --------          --------          --------

       Gross margin                                                         41,256            56,052            45,700
                                                                          --------          --------          --------

Operating cost and expense:
    Research and development cost                                            6,558             7,979            14,152
    Sales, general and administrative                                       22,505            32,212            42,341
    Acquired technology in process (note 3)                                     --                --            18,245
    Write-down of intangible assets (note 15)                                   --                --             8,058
                                                                        -----------       ----------         ---------
                                                                            29,063            40,191            82,796
                                                                          --------          --------          --------

Operating income (loss)                                                     12,193            15,861           (37,096)
                                                                         ---------          --------          ---------

Other income (expense), net:
    Interest income                                                            559             1,917             1,264
    Interest expense                                                           (38)              (37)              (32)
    Litigation settlement (note 14)                                         (1,093)               --                --
    Other, net                                                                 (93)               14                81
                                                                        ----------       -----------        ----------
                                                                              (665)            1,894             1,313
                                                                         ---------         ---------          --------
Income (loss) before income tax expense (benefit)                           11,528            17,755           (35,783)
    Income tax expense (benefit) (note 9)                                    3,926             6,398            (2,755)
                                                                          --------          --------         ---------
Income (loss) from continuing operations                                     7,602            11,357           (33,028)

Discontinued operations (note 16):
    Loss on discontinued operations, net of tax benefit                       (544)           (2,137)           (3,701)
    Loss on disposal of discontinued operations, net of tax benefit             --                --            (1,827)
                                                                         ---------        ----------         ---------
Net income (loss)                                                         $  7,058          $  9,220          $(38,556)
                                                                         =========        ==========         ==========
Primary earnings (loss) per share:
    Continuing operations                                                    $ .86             $1.09           $(3.09)
    Discontinued operations                                                  $(.06)            $(.21)          $ (.52)
    Primary earnings (loss) per share                                        $ .80             $ .88           $(3.61)

Fully diluted earnings (loss) per share:
    Continuing operations                                                    $ .83             $1.09             $ --
    Discontinued operations                                                  $(.06)            $(.21)            $ --
    Fully diluted earnings (loss) per share                                  $ .77             $ .88             $ --

Weighted average common and common equivalent shares:
    Primary                                                                  8,870            10,462            10,681
    Fully diluted                                                            9,125            10,462                --


See accompanying notes to consolidated financial statements.

EIS International, Inc. and Subsidiaries


Consolidated Statements of Stockholders' Equity
(Dollars in Thousands)


                                                                  Additional  Accumulated  Retained                Total
                                                 Common Stock      Paid-in    Translation  Earnings   Treasury  Stockholders'
                                              Shares       Amount  Capital    Adjustments (Deficiency)  Stock      Equity

         Balance at December 31, 1993         7,425,825      $ 74    $14,719        --      $10,850    $(500)      $25,143
         Surefind Acquisition (1)               505,685         5      1,644        --         (609)      --         1,040
                                              ----------------------------------------------------------------------------
         Adjusted Balance at Dec. 31, 1993    7,931,510        79     16,363        --       10,241     (500)       26,183
         Compensation expense related to
             issuance of stock options            --           --         40        --           --       --            40
         Sales under Employee
             Stock Purchase Plan                 31,805         1        247        --           --       --           248
         Stock options exercised                211,427         2        652        --           --       --           654
         Issuance of common shares
             net of issuance costs            1,000,000        10     11,714        --           --       --        11,724
         Exercise of stock warrants             345,523         3      2,465        --           --       --         2,468
         Tax benefit of stock options
             exercised                               --        --      1,108        --           --       --         1,108
         Accumulated translation
             adjustment                              --        --         --       (27)          --       --           (27)
         Net income                                  --        --         --        --        7,058       --         7,058
                                              ----------------------------------------------------------------------------

         Balance at  December 31, 1994        9,520,265        95     32,589       (27)      17,299     (500)       49,456
         Sales under Employee Stock
             Purchase Plan                       36,786         1        320        --           --       --           321
         Stock options exercised                378,727         3      1,693        --           --       --         1,696
         Purchase of treasury stock                  --        --         --        --           --      (19)          (19)
         Tax benefit of stock options
             exercised                               --        --      1,418        --           --       --         1,418
         Accumulated translation
             adjustment                              --        --         --         6           --       --             6
         Net income                                                                           9,220                  9,220
                                              ----------------------------------------------------------------------------

         Balance at December 31, 1995         9,935,778        99     36,020       (21)      26,519     (519)       62,098
         Sales under Employee Stock
             Purchase Plan                       33,784         1        425        --           --       --           426
         Stock options exercised                571,307         5      4,581        --           --       --         4,586
         Exercise of stock warrants              92,730         1        322        --           --       --           323
         Purchase of treasury stock                  --        --         --        --           --     (386)         (386)
         Issuance of common shares in
             connection with Cybernetics
             acquisition                        494,660         5     13,476        --           --       --        13,481
         Issuance of common shares in
             connection with Pulse
             acquisition                         44,993         1        820        --           --       --           821
         Tax benefit of stock options
             exercised                               --        --      2,624        --           --       --         2,624
         Accumulated translation
             adjustment                              --        --         --      (175)          --       --          (175)
         Net loss                                    --        --         --        --      (38,556)      --       (38,556)
                                               ---------------------------------------------------------------------------
         Balance at December 31, 1996        11,173,252      $112    $58,268     $(196)    $(12,037)   $(905)      $45,242
                                             =============================================================================

(1) Prior periods have been adjusted to reflect the acquisition of Surefind Information, Inc. (Surefind) under the pooling of interests method of accounting.
See accompanying notes to consolidated financial statements.

EIS International, Inc. and Subsidiaries


Consolidated Statements of Cash Flows
(Represents Increases (Decreases) in Cash and Cash Equivalents) (In Thousands)

                                                                                    Years Ended December 31,
                                                                           -------------------------------------------
                                                                            1994              1995              1996
                                                                           -------------------------------------------

Net cash (used in) provided by operating activities (note 12)              $(2,609)          $ 3,160          $ (3,164)
Cash flows from investing activites:
    Additions to property and equipment                                     (4,172)           (4,349)           (5,013)
    Purchase of short-term investments                                      (2,839)           (6,060)           (3,660)
    Sale of short-term investments                                              25            13,863                --
    Increase in capitalized software costs                                  (1,258)           (1,409)           (2,119)
    Purchase of businesses, net of cash acquired                                --                --            (6,963)
                                                                         ---------         ---------        ----------

      Net cash (used in) provided by investing activities                   (8,244)            2,045           (17,755)
                                                                          --------          --------         ---------

Cash flows from financing activities:
    Repayment of long-term debt                                                (42)             (199)               --
    Sales of lease portfolio                                                 2,324                --             6,000
    Proceeds from excercise of stock options and warrants                    3,191             2,017             5,335
    Proceeds from sale of common stock                                      11,978               495                --
    Purchase of treasury stock                                                  --               (19)             (386)
    Other                                                                      306               124                --
                                                                        ----------         ---------       -----------

      Net cash provided by financing activities                             17,757             2,418            10,949
                                                                          --------          --------          --------
Net increase (decrease) in cash and cash equivalents                         6,904             7,623            (9,970)
Cash and cash equivalents at beginning of period                             6,542            13,446            21,069
                                                                         ---------          --------         ---------
Cash and cash equivalents at end of period                                 $13,446           $21,069           $11,099
                                                                         =========          ========         =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                               $    42           $    61           $    32
                                                                         =========          ========         =========

    Income taxes                                                           $ 2,563           $ 3,480           $   584
                                                                         =========          ========         =========

    Capital lease obligation                                               $    --           $   999           $    --
                                                                         =========          ========         =========

Supplemental schedule of non-cash financing activities:
  Tax benefit from excercise of stock options                              $ 1,108           $ 1,418           $ 2,624
                                                                         =========          ========         =========


See accompanying notes to consolidated financial statements.

EIS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) The Company
EIS International, Inc., together with its wholly-owned subsidiaries (the Company or EIS), designs, manufactures, markets, sells, leases and maintains computerized "outbound" telephone call processing systems, principally to the consumer direct marketing industry.


(2) Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of EIS International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the December 31, 1996 presentation.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments consisting mainly of commercial paper placed with a financial institution with original maturities of less than three months at the date of acquisition.

Short-Term Investments
The Company invests cash in excess of current operating requirements primarily in corporate debt obligations and U.S. government securities. Such investments have maturities of less than one year and yield interest at prevailing interest rates at the time of acquisition.

Under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as available-for-sale and carries its investments at fair value. Any unrealized holding appreciation or depreciation is credited or charged to a separate component of stockholders' equity until realized.

Inventories
Inventories consist primarily of system components and peripheral equipment (finished goods) and are stated at lower of cost or market. Cost is applied on a first-in, first-out (FIFO) basis. Market is determined based on estimated net realizable value.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation.

Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Amortization of leasehold improvements is provided over the estimated useful life of the improvements or the life of the lease, whichever is less.

Capitalized Software Development Costs
The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Amortization of capitalized software development costs, included in cost of product sold, begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (b) the straight-line method over a period not to exceed five years. Amortization expense was $816,000, $993,000 and $703,000 in 1996, 1995, and 1994. Accumulated amortization at December 31, 1996 and 1995 was $4,522,000 and $3,706,000, respectively.

Research and Development
Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred.

Revenue Recognition
Revenue is recognized on system sales and software licenses when the products are shipped, provided that no significant obligations remain and collection of the resulting receivable is deemed probable. Due to EIS' changing experience with respect to the Company's more technologically advanced Centenium product line, effective October 1996, revenue related to Centenium sales is being deferred and recognized upon customer acceptance after installation.

Revenue from long-term software contracts is recognized on the percentage-of-completion method with progress to completion based on achievement of contract milestones. Revisions in profit estimates are reflected in the year in which the facts, which require the revision, become known, and any estimated losses and other future costs are accrued in full.

Revenues from the sale of systems under installment contracts and from sales-type leases are recognized at the time of sale or at the inception of the lease, respectively. Revenues from equipment

EIS International, Inc. and Subsidiaries

under operating leases are recognized over the lease term. Revenues related to maintenance contracts are recognized over the term of the maintenance contract.

Cost of product sold includes material cost, software and hardware installation, customer training costs, amortization of capitalized software costs and warranty expense. Installation and training costs are estimated and accrued at the time of sale. Cost of services and other includes maintenance costs, consisting primarily of post-contract support costs.

Foreign Currency Translation
Operation of the Company's foreign subsidiaries is measured using the local currency as the functional currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date, and results of operations are translated using average rates in effect for the periods presented.

Concentration of Credit Risk
The Company sells its products primarily to customers in the United States and to a lesser extent overseas. Credit evaluations are done on all new customers and periodically evaluated for existing customers. The Company generally requires a percentage of the sales value of a product in cash prior to shipment. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, general economic conditions and other information. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred asset reflects management's estimate of the amount which will be realized.

Earnings (Loss) Per Share
Earnings (loss) per share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 1996, common stock equivalents have not been included in the calculation as they would be anti-dilutive on the loss per share. For the year ended December 31, 1995 and 1994, the computation of primary and fully diluted earnings per share include the assumed exercise of dilutive stock options and warrants computed using the treasury stock method.

Fair Value of Financial Instruments
Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, and accounts payable, reported in the Consolidated Balance Sheets equal or approximate fair values.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a

EIS International, Inc. and Subsidiaries

material impact on the Company's consolidated financial position or results of operations. However, during the fourth quarter of 1996, in accordance with the Statement, the Company recorded a charge of $8.1 million to reflect the impairment of certain intangible assets at CSI (see note 15).

Stock Option Plans
The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Compay adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

Excess of Cost Over Net Assets of Businesses Acquired
Excess of cost over net assets of businesses acquired represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefited, generally five to ten years. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds (see note 15). The assessment of the recoverability of such intangibles will be impacted if estimated future operating cash flows are not achieved.

(3) Business Combinations
On November 30, 1993, the Company merged with International Telesystems Corporation (ITC) of Herndon, Virginia. ITC was a privately held corporation in the business of manufacturing and marketing predictive dialing telecomputer systems to telephone sales, collections, fundraising and similar industries. The Company issued 1,118,975 shares of EIS common stock, $.01 par value, in exchange for all outstanding shares of ITC common and Series A and B redeemable convertible preferred stock. In addition, EIS agreed to assume all outstanding ITC options and ITC warrants, which represents the right to purchase 545,025 shares of EIS common stock.

On February 29, 1996, the Company merged with Surefind Information, Inc. (Surefind) of Pittsburgh, Pennsylvania. Surefind was a privately held corporation in the business of storing electronic data. The Company issued 505,685 shares of EIS common stock, $.01 par value, in exchange for all 2,826,467 shares of Surefind stock outstanding and subject to options and warrants. EIS agreed to assume all outstanding Surefind options and warrants, which represent the right to purchase 43,892 shares of EIS common stock. This merger was accounted for by the pooling of interests method of accounting and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to acquisition to include the results of operations, financial position, and cash flows of Surefind. On February 28, 1997, at the recommendation of the Company Management, the Board of Directors of the Company resolved to discontinue the operations of Surefind. Accordingly, the results of Surefind in 1994, 1995, and 1996 are shown as a loss on discontinued operations in the Consolidated Statements of Operations for the respective periods.

Net revenues and net income (loss) of the separate companies for the periods preceding the merger were as follows (in thousands):
                                         Net Revenues   Net Income(Loss)
                                         ------------   ----------------
Two months ended
February 29, 1996 (unaudited):
      EIS                                  $6,711       $(2,897)
      Surefind                                  8          (270)
                                           -------      --------
            Combined                       $6,719       $(3,167)

Year ended December 31, 1995:
      EIS, as previously reported          $89,610      $11,357
      Surefind                                  38       (2,137)
                                           -------      -------
            Combined                       $89,648      $ 9,220
                                           =======      =======
Year ended December 31, 1994:
      EIS, as previously reported          $64,872      $ 7,602
                                           =======      =======
      Surefind                                  51         (544)
                                           -------      --------
            Combined                       $64,923      $ 7,058
                                           =======      =======
Transacation costs resulting from the merger of $679,000 are included in the two-month period ended February 29, 1996.

On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Cybernetics Systems International Corp. (CSI), a privately held

EIS International, Inc. and Subsidiaries

company located in Coral Gables, Florida, for $22.8 million consisting of $9.3 million in cash and the remainder in shares of EIS common stock. CSI specializes in computerized Workforce Management Systems for the call center industry which are designed to aid in staff forecasting and scheduling. The acquisition of CSI was accounted for by the purchase method of accounting, and accordingly, the acquired assets and liabilities have been recorded at their fair values, with the help of an appraiser, at the date of purchase and the results of the Company reflect those of CSI from March 1, 1996. In addition, the Company recorded a $16.9 million charge for acquired technology in process. Intangible assets of approximately $9.8 million were recorded as a result of this transaction (see footnotes 15 and 16).

On September 1, 1996, the Company entered into an Asset Purchase Agreement with Pulse Technologies, Inc. (Pulse), a Virginia corporation, relating to the purchase of substantially all of the assets of Pulse for consideration consisting of the assumption of certain liabilities and the payment of (i) 44,993 shares of the Company's common stock, $.01 par value per share, having a value of approximately $820,000; (ii) $950,000 in cash and (iii) five-year warrants to purchase EIS common stock at $18.23 per warrant with the number of warrants equal to 66.67% of the number shares of EIS common stock issued in connection with this transaction. Pulse is a professional and technical service firm specializing in telecommunications consulting. The acquisition of Pulse was accounted for by the purchase method of accounting, and accordingly, the acquired assets have been recorded at their fair values, with the help of an appraiser, at the date of the purchase and the results of the Company reflect those of Pulse from September 1, 1996. The Company recorded a $1.3 million charge for acquired technology in process. Intangible assets of $396,000 resulting from this transaction are included on Other Assets in the accompanying balance sheet and are being amortized on a straight-line basis over a period of eight to ten years.

These two acquisitions resulted in a cash outflow of $10.1 million offset by cash acquired of $3.1 million.

The following unaudited pro-forma financial information shows the results of operations for 1995 and 1996 (in thousands, except per share data) as though the acquisition of CSI and Pulse had occurred as of January 1, 1995. In addition to combining the historical results of operations of the companies, the pro-forma calculations include: the amortization of the intangible assets acquired; and the adjustment to income taxes to reflect the effective income tax rate assumed for the Company on a combined basis for each pro-forma period presented and excludes the write-off of the acquired technology in process of $18.2 million, as such charge is non-recurring and unusual and relates directly to the acquisitions.

                                        1995        1996
                                        ----        ----

Net Revenues                        $102,745     $97,168

Net Income (Loss)                    $10,430    $(22,202)

Net earnings (Loss) Per Share          $0.93      $(2.06)

(4) Sales of Lease Portfolio
On August 8, 1994, the Company entered into certain Lease Participation Agreements whereby a portion of its lease portfolio was sold to Applied Telecommunication Technologies, Inc. for an aggregate of $2,324,000 in cash and the issuance of warrants to acquire an aggregate of 48,000 shares of the Company's common stock at an exercise price of $10.375 per share (fair market value at date of issuance). The lease receivables were sold on a non-recourse basis, subject to an indemnity by the Company for breach of operating and service warranties. The transaction was recorded as a sale of receivables which resulted in a recognized loss of $106,000.

On March 29, 1996, a wholly-owned subsidiary of the Company entered into a Purchase Agreement whereby a portion of its lease portfolio was sold to a financial institution for $5.2 million in cash. In July, 1996 an additional portion of the Company's lease portfolio was sold under this agreement for $0.8 million in cash. All leases sold under this agreement are subject to certain recourse provisions. The Company is also a guarantor to the Purchase Agreement. The Company provides for potential losses on recourse in its allowance for doubtful accounts and sales returns.

At December 31, 1996 approximately $4.4 million of leases previously sold with recourse are outstanding.

(5) Installment and Lease Receivables
The present value of future installment and lease receivables payments to be received as of December 31, 1995 and 1996 are as follows (in thousands):


                                        1995       1996
                                   ---------     -------
1996                               $   5,062     $    --

EIS International, Inc. and Subsidiaries


1997                                   4,169       2,479

1998                                   2,248       1,575

1999                                     332         976
                                          54          16
2000                                ---------     -------
                                     $11,865      $5,046
                                   =========     =======

Less amounts representing interest
  at rates ranging from
  4.2% to 16.5%                        2,065         569
                                   ---------      ------
Present value of receivables           9,800       4,477

Less current portion                   3,806       2,007
                                   ---------     -------
                                    $  5,994      $2,470
                                   =========     =======

(6) Inventories
Inventories consist of the following at December 31, 1995 and 1996 (in thousands):

                                   ---------     -------
                                       1995        1996
                                   ---------     -------
Raw materials                       $   763        $ 193

Work in process                         148            5

Finished goods                        6,770        7,534
                                      ------      ------
Total inventories                    $7,681       $7,732
                                   =========     =======

(7) Property and Equipment
Property and equipment consists of the following at December 31, 1995 and 1996 (in thousands):

                                   ---------     -------
                                        1995       1996
                                   ---------     -------
Furniture and fixtures               $ 1,954    $ 2,026

Machinery and equipment               13,146     14,890

Leasehold improvements                   994        935
                                    --------     -------
                                      16,094     17,851

Less accumulated depreciation
  and amortization                    (7,664)    (9,670)
                                     -------      ------
                                     $ 8,430    $ 8,181
                                   =========     =======

Depreciation and amortization of property and equipment amounted to $1,992,000, $3,177,000, and $4,343,000 in 1994, 1995, and 1996, respectively.

(8) Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following at December 31, 1995 and 1996 (in thousands):

                                   ---------     -------
                                        1995        1996
                                   ---------     -------
Accounts payable                    $  6,391     $10,235
Accrued compensation and benefits      4,703       2,323
Other accrued liabilities              3,130       3,614
Loss provision on uncompleted             --       2,722
  contracts                        ---------     -------
                                     $14,224     $18,894
                                   ---------     -------



(9) Income Taxes
Income tax expense (benefit) from continuing operations consists of the following (in thousands):

                                Years Ended December 31,

--------------------------------------------------------
                               1994      1995      1996

--------------------------------------------------------
Current:

  Federal                    $3,467    $5,530     $2,605

  State                         417     1,100        372
                           --------  --------  ---------

                             $3,884    $6,630    $ 2,977

Deferred:

  Federal                  $     34   $  (204)   $(5,015)

  State                           8       (28)      (717)
                         ---------- ---------  ---------

                                 42      (232)    (5,732)
                          ---------  --------   --------

  Total                      $3,926    $6,398    $(2,755)
                         ==========  ========   =========

The effective income tax expense (benefit) rate attributable to income (loss) from continuing operations for the years ended December 31, 1994, 1995, and 1996 differed from the Federal corporate statutory rate due to the following:

                                Years Ended December 31,

-------------------------------------------------------------------
                                         1994      1995      1996

-------------------------------------------------------------------
Federal corporate statutory rate          35%      35%      (35)%

State income taxes, net of
  Federal benefit                          7        4        (1)

Acquired technology in process            --        --       18

Write-down of intangible assets           --        --        8

Research and development
  tax credits                             (6)      (3)       --

Increase (Reduction) in
  valuation allowance                     (7)      (1)        3

Other, net                                 5        1        (1)
                                        ----     ----   --------

                                          34%      36%       (8)%
                                        ====     ====   ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                     December 31,
                                                 -------------------

                                                    1995        1996
                                                 -------------------
Deferred Tax Assets

  Accounts receivable, principally due to
    allowances for doubtful accounts and
    sales returns                                 $  806      $2,851

EIS International, Inc. and Subsidiaries

  Net operating loss carryforwards                    --       3,831

  Loss provision on uncompleted
    contract                                          --       1,967

  Inventories, principally due to reserves
    for obsolescence                                 716       1,226
                                                      --         683
  Discontinued operations

  Plant and equipment, principally due to
    differences in depreciation methods               95         415

   Other                                             524         330
                                                 -------       -----

  Total gross deferred tax assets                  2,141      11,303

  Less: Valuation allowance                           --      (2,665)

  Net deferred tax assets                         $2,141      $8,638
                                                 =======      ======

Deferred Tax Liabilities

  Capitalized software development costs          $1,064      $1,829
                                                 -------       -----

    Total deferred liabilities                    $1,064      $1,829
                                                 =======      ======



A valuation allowance is established to reduce the deferred tax asset to a level which, more likely than not, would be realized, when necessary. The net deferred asset reflects management's estimate of the amount which would be realized from future profitability. The valuation allowance was decreased in 1995 by $137,000 resulting principally from the realization of tax benefits of temporary differences which reversed during 1995 and increased in 1996 by $2.7 million for the net operating loss carryforwards of Cybernetics and Surefind that were generated prior to EIS' ownership which are therefore limited under provisions of the Internal Revenue Code. These carryforwards expire in 2004 through 2011.




(10) Stockholders' Equity
(a) Public Offering
On December 15, 1994, 1,095,000 shares of the Company's common stock were sold to underwriters at a price of $11.99. Of the 1,095,000 shares included in the public offering, 1,000,000 shares were sold by the Company and 95,000 shares were sold by existing shareholders. In addition, existing shareholders exercised 211,706 stock warrants in connection with the offering. The Company did not receive any proceeds from the sale of shares by the existing shareholders other than the proceeds of $1,504,000 on the exercise of stock warrants. Net proceeds to the Company after offering costs were approximately $13,228,000. On February 29, 1996, the Company issued 505,685 shares of its common stock in connnection with its merger with Surefind and reserved an additional 43,892 shares for issuance upon exercise of outstanding stock options and stock warrants of Surefind. On March 1, 1996, the Company issued 494,660 shares of its common stock in connection with its acquistion of CSI and reserved an additional 321,270 shares for issuance upon exercise of outstanding stock options and stock warrants of Cybernetics. On September 1, 1996, the Company issued 44,993 shares of its common stock and 29,995 stock warrants in connection with its purchase of Pulse.

(b) Stock Options and Warrants
The Company has various stock option plans (the Plans), under which incentive stock options (ISO's) and non-incentive stock options (Non-ISO's) may be granted. Pursuant to the Plans, 2,633,363 shares of common stock may be granted and the same number of shares have been reserved for such issuance. The Board of Directors has the authority to determine the number, terms and type of stock options to be granted. The exercise price of all options granted under the Plans cannot be less than the fair market value at the date of grant.

Generally, options granted under the Plans vest 25% beginning one year from date of grant and 25% on each anniversary of the grant date thereafter. Additionally, options expire not later than ten years from date of grant (five years if the optionee is a principal shareholder).

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below (in thousands), except per share data:

                                     1995          1996
                                     ----          ----
Net income (loss) As reported      $9,220       $(38,556)
                  Pro forma         7,642        (42,561)

Net earnings (loss) per share
                  As reported        $.88         $(3.61)
                  Pro forma          $.73         $(3.98)

Pro forma amounts reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

EIS International, Inc. and Subsidiaries

The fair value of the stock options granted in 1995 and 1996 is estimated at grant date using the option pricing model with the following weighted average assumptions for 1996-expected dividend yield 0.0%, risk free interest rate of 6.4%, expected volatility of 47.4%, and expected life of seven years, for 1995 - expected dividend yield of 0.0%, risk free interest rate of 6.0%, expected volatility of 47.4% and an expected life of seven years. The weighted average grant date fair values of options granted in 1995 and 1996 was $15.96 and $11.80, respectively.

Stock option activity during the periods indicated is as follows:

                              ISO'S                        Non-ISO'S
                    Number of    Weighted-Average  Number of   Weighted-Average
                      Shares      Exercise Price     Shares     Exercise Price
Outstanding,
December 31, 1993   1,002,865         $ 8.04         737,258        $ 5.07
      Granted          48,617          11.58          79,383         11.43
      Exercised      (101,090)         12.51         (90,329)        14.51
      Forfeited       (64,610)          9.06         (25,000)        11.00
                    ----------        ------         --------        -----

Outstanding,
December 31, 1994     885,782         $ 8.45         701,312        $ 6.09
      Granted         155,844          16.01           8,656         15.78
      Exercised      (155,535)         16.77         (80,067)         2.02
      Forfeited       (33,205)          9.35            (443)         2.73
                    ----------        ------         --------        -----

Outstanding,
December 31, 1995     852,886          $ 9.81        629,458        $ 6.74
      Granted         514,498           12.77        479,279          9.96
      Exercised      (318,637)           7.39       (192,670)         7.75
      Forfeited      (278,901)          15.29       (180,855)        15.05
                    ----------         -------      --------        ------

Outstanding,
December 31, 1996     769,846          $11.16        735,212         $6.53
                    ----------         ------        -------         -----

At December 31, 1996 and 1995, the number of options exercisable was 817,858 and 855,153, respectively, and the weighted-average exercise price of those options was $ 6.57# and $ 6.18, respectively.

At December 31, 1996, 817,858 options were exercisable under the Plans at prices ranging from $0.40 to $17.125. All options granted under the Plans were granted at exercise prices representing the fair market value of the Company's common stock at the date of the grant.

At December 31, 1994 and 1995, respectively, the Company had 160,625 and 60,000 stock options outstanding, which are not part of the Plans, with exercise prices of $.01 and $4.00, of which 60,000 were exercisable at a price of $4.00 per share at December 31, 1996. Of the non-Plan options, 20,000, 100,625 and 60,000 shares were exercised during 1994, 1995, and 1996 respectively. In January 1991, 60,000 non-Plan options were granted to an employee of the Company at $4.00 per share when the fair market value of a share of the Company's stock had been determined by the Board of Directors to be $6.67. Compensation expense of approximately $160,000 has been recognized ratably over the four-year vesting period. All other non-Plan options were granted at exercise prices representing the fair market value of the Company's common stock at the date of the grant.

In connection with the issuance of its preferred stock, in consideration of additional financing and loans by the Company's investors, and for services performed by various other parties, the Company has granted warrants to purchase common stock as follows:

                                  Price Per      Expiration
                       Number       Share           Dates
Outstanding,
  December 31, 1993   398,034  $6.55 - 11.50    5/94 -  8/00
                     -------                    ------  ----
    Granted            48,000      10.38        8/94 - 7/99
    Exercised        (345,523)  6.55 -  7.94    5/94 -  8/00
    Cancelled               -        -               -
Outstanding,
  December 31, 1994   100,511   6.55 -  11.50  10/96 - 7/99
                     -------                   ------------

    Granted                --       --              --
    Exercised              --       --              --
    Cancelled              --       --              --
Outstanding ,
December 31, 1995     100,511   6.55-11.50     10/96 -  7/99
                     -------                    ------------

    Granted           155,552   1.35 -18.23    12/96 -  5/05
    Exercised         (92,730)  1.35 -18.00    12/96 -  3/00
    Cancelled         ( 9,758)     7.94            10/96
Outstanding,         ---------    ------          --------
  December 31, 1996   153,575  $1.35 -18.23    12/98 - 5/05
                     --------  ------------    ------------
(c)Employee Stock Purchase Plan
On February 23, 1993, the Board of Directors approved an employee stock purchase plan, which provides for the purchase of up to 300,000 shares of common stock by employees of the Company. At December 31, 1994, 1995 and 1996, 31,805, 36,786 and 33,784 shares were issued under this plan.

(d)Employee Savings Program

EIS International, Inc. and Subsidiaries

The Company maintains an Employee Savings Plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Service limitations. The Company, at the discretion of the Board of Directors, may match the employee contributions equal to or less than 2.5% of the participant's compensation for the period vested over four years. The Company recorded a $200,000 and $264,000 expense for 1995 and 1996. No such expense was recorded in 1994.

(e)Non-employee Directors Stock Option Plan
On February 23, 1993, the Board of Directors approved a stock option plan for non-employee directors, which provided for the granting of 6,250 options to purchase the Company's common stock for each non-employee director annually, based on a fixed formula. The Company had reserved 200,000 shares for issuance under this plan. On December 21, 1993, the Board of Directors approved an amendment to the plan that provided an aggregate of 30,000 options under the plan for each non-employee director, of which (i) 26,000 options would be immediately granted to each such director at the fair market value on December 21, 1993, with vesting of 6,500 options on each of February 23, 1994, February 23, 1995, February 23, 1996, and February 23, 1997, provided that each such person is a director on such dates, and (ii) 1,000 options under the plan would be granted to each non-employee director on February 23, 1994, February 23, 1995, February 23, 1996, and February 23, 1997, at the fair market value on the grant date provided that each such person is a director on such dates.

The following is a summary of the non-employee directors stock option plan transactions:

                     --------------------------------------
                                  Price Per      Expiration
                       Number       Share          Dates
                     --------------------------------------

Outstanding,
  December 31, 1993   193,500  $8.63 - 12.38   12/93 - 12/03
    Granted             6,000  13.13            2/95 -  2/04
    Exercised               -       -            -
    Cancelled         (33,250)  9.25 - 13.13   12/93 -  2/04
                      ------- --------------   ------------
Outstanding,
  December 31, 1994   166,250   8.63 - 13.13    2/03 -  2/04
    Granted             5,000  14.56               2/05
    Exercised         (42,500)  8.63 - 14.56   11/03 -  2/05
    Cancelled         (13,000)       12.38        12/03
                     -------- --------------   ------------
Outstanding,
  December 31, 1995   115,750  $8.63 - 14.56   12/93 -  2/05
    Granted             4,000      16.88           2/06
    Exercised              --         --             --
    Cancelled              --         --             --
                     -------- --------------   ------------
Outstanding,
  December 31, 1996   119,750  $8.63 - 16.88   12/93 - 2/06
                     --------  -------------   ------------

(f) Treasury Stock
  In September 1991, the Company entered into an agreement with a former employee to acquire 18,750 shares of the Company's common stock for $125,000, payable in quarterly installments. In May 1992, the Company exercised its option under the agreement to acquire an additional 18,750 shares at $6.67 per share. The agreement provided the Company with options, as of December 31, 1992, to purchase an additional 37,500 shares, at $6.67 per share, which were exercised by the Company in May 1993. In 1995, two employees delivered 1,225 shares of EIS stock in exchange for cash for the exercise of their stock options. In 1996, the Company repurchased 25,000 shares of its common stock.



(11) Commitments and Contingencies

The Company leases office facilities and equipment under noncancelable operating lease arrangements which expire at various dates.

The future minimum annual payments for all noncancelable leases at December 31, 1996 follow (in thousands):

1997                                    $2,784
1998                                     1,920
1999                                     1,750
2000                                     1,744
2001                                     1,367
Thereafter                                 278
                                        ------
                                        $9,843
                                        ======

Rent expense on operating leases totaled $1,205,000 in 1994, $1,549,000 in 1995, $1,938,000 in 1996.

In connection with the refocus by the Company on its core products (see Note
16), the Company has discontinued for the foreseeable future the marketing and sale by its CSI subsidiary of certain systems under long-term contracts requiring customization beyond that required in the typical Company sales of Company products. The Company has taken a provision in the amount of $4,967,000 for costs associated with the completion and installation of products and the resolution of CSI's obligations under such contracts.

The Company has from time to time received notices of potential intellectual property

EIS International, Inc. and Subsidiaries

infringement claims against it. Based on the knowledge and the facts and, in certain cases, opinions of outside counsel, management believes the resolution of the existing claims will not have a material adverse effect on the consolidated financial position or results of operations of the Company.


The Company is a party to various legal actions and claims arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.



 (12) Reconciliation of Income (Loss) from
      Continuing Operations to Net Cash (used in)
      provided by Operating Activities
      (in thousands)
                                             Years Ended December 31,
                                           ----------------------------
                                             1994     1995     1996
                                           ----------------------------
Cash flows from continuing
  operating activities:

Income (loss) from continuing
  operations                              $7,602   $11,357   $(33,028)

Adjustments to reconcile income (loss)
  from continuing operations
  to net cash (used in) provided
  by operating activities:

  Provision for doubtful accounts
      and sales returns                    1,250     2,788      8,281

  Write off of in process research
      and development                         --        --     18,245

  Write down of intangible assets             --        --      8,058

  Provision for contract losses               --        --      2,722

  Depreciation and amortization            2,695     3,985      5,694

  Deferred income taxes                       42      (232)    (5,732)

  Stock option compensation                   40        --        --

  Changes in assets and liabilities:

    Accounts receivable, trade            (9,566)  (13,985)     1,569

    Installment and lease receivables     (4,895)   (4,334)      (677)

    Inventories                           (1,393)     (891)       (51)

    Prepaids and other current assets       (118)      413        105

    Other assets                            (256)     (335)     1,910

    Accounts payable                       1,628     1,218      2,809

    Accrued and other liabilities          1,057     1,096     (4,992)

    Income taxes payable                   1,322     3,377     (1,536)

    Deferred revenue                      (1,543)      536     (1,292)
                                         --------   -------    -------
Net cash (used in) provided by
  continuing operations                   (2,135)    4,993       2,085

Cash (used by) discontinued
  operations                                (474)   (1,833)    (5,249)
                                          -------   --------   -------

Net cash (used in) provided by
  operating activities                   $(2,609)  $ 3,160    $(3,164)
                                          =======   ========   =======




(13) Significant Customers
There were no individual customers which represented greater than 10% of net revenues in 1994, 1995, or 1996. Six customers represented 33% of the receivable lease balance at December 31, 1996 and six customers represented 39% of the receivable balance at December 31,1995. No individual customer represented more than 5% of gross trade accounts receivable at December 31, 1995 and 1996.



(14) Litigation
On June 11, 1992, a competitor of the Company, Digital Systems International, Inc. ("DSI"), filed an action against the Company in the United States District Court for the Western District of Washington. DSI's complaint in the action alleged that the Company had made false and misleading statements concerning DSI and DSI's products and misleading statements concerning the Company's products. On April 15, 1994, a U.S. District Court jury in Washington State awarded DSI damages in the amount of $4.8 million.

On March 8, 1994, the Company filed a claim in the Eastern District of Virginia asserting the invalidity of a patent held by DSI and infringement by DSI of certain of the Company's patents. DSI denied the allegations and contended that the Company's patents were invalid. On March 25, 1994, DSI commenced an action against the Company in the Western District of Washington. DSI's complaint asserted that the Company's patents were invalid and that the Company infringed upon DSI's patent. The Company denied DSI's allegations and asserted that DSI's patent was invalid.

On July 8, 1994, the Company and DSI settled all pending litigation. The settlement involved payment to DSI by the Company and its insurers of approximately $4.0 million as well as dismissal of pending patent litigation between both companies. The Company recorded its portion of the charge plus legal fees totaling approximately $1.1 million as a result of the settlement.

(15) Write-down of Intangible Assets
In accordance with SFAS No. 121 "Accounting for the Impairment of Long-

EIS International, Inc. and Subsidiaries

Lived Assets and for Long-Lived Assets to Be Disposed Of" management performed a discounted cash flow analysis of CSI's operations. Management concluded that this analysis warranted a write-down of the intangible assets of CSI of approximately $8.1 million to zero. This write-down is included in the Consolidated Statement of Operations for the year ended December 31, 1996.


(16) Discontinued Operations and Restructuring
On February 28, 1997, at the recommendation of new Company management, the Board of Directors of the Company resolved to discontinue the operations of Surefind. The decision to discontinue the operations of Surefind was made after it became apparent that a significantly higher than anticipated level of cash funding was needed to exploit Surefind's product.

Surefind incurred a net loss of approximately $3.7 million, net of a $1.6 million income tax benefit, in 1996 and $2.1 million in 1995 which is separately shown as a loss on discontinued operations in the Consolidated Statement of Operations for the respective periods.

The Company plans to continue the operations of Surefind through June 30, 1997 at which time its operations will cease. In connection with the decision to discontinue the operations of Surefind, the Company recorded a $1.8 million estimated loss on the disposal of Surefind which includes a provision for anticipated operating losses prior to disposal. The loss on disposal, recorded in the fourth quarter of 1996, is shown net of a $1.1 million income tax benefit.

The components of the net liability of discontinued operations at December 31, 1996 are summarized as follows (in thousands):


Property and equipment, net             $1,244
Capitalized software
   development costs, net                   77
Other assets                               194
Current liabilities                       (697)
Lease obligations and other
   liabilities                            (616)
Provision for estimated loss
   on disposal of discontinued
   operations                           (2,140)
Provision for estimated operating
   losses during phase-out period         (800)
                                       --------
      Net liability of discontinued
      operations                       $(2,738)
                                       ========

On March 3, 1997, the Company announced a restructuring and reorganization program (the "Restructuring"), the purpose of which is to refocus the Company's efforts on its core systems business and to reduce costs. In connection with the Restructuring, the Company downsized the operations of CSI, closing its Coral Gables, Florida facility and focusing CSI's development and marketing efforts primarily on its Workforce Manager product. In addition, EIS terminated the separate operations of Pulse, its Chantilly, Virginia based integration services business, by integrating the business of Pulse into the operations of the Company's core business. Furthermore, the Company closed its corporate headquarters in Pittsburgh, Pennsylvania and relocated the corporate headquarters to its facility in Herndon, Virginia. A total of approximately 110 employees were terminated as a result of the Restructuring. The Company expects to record approximately $3 million of charges related to the Restructuring in the first quarter of 1997.


(17) Related Parties
At the time of the merger with Surefind (see note 3), the then President and Chief Executive Officer of EIS was also the Chief Executive Officer of Surefind and owned 134,190 shares of Surefind stock and options to purchase 352,113 shares of Surefind stock all of which were exchanged for EIS stock and options pursuant to the terms of the merger agreement.

At December 31, 1996, the then President and Chief Executive Officer of EIS owed $161,000 to EIS. As part of his severance arrangement approximately $113,000 of this balance was effectively paid in March 1997.


(18) Fourth Quarter Charges
During the fourth quarter 1996, the Company recorded the following charges which are included in the accompanying 1996 consolidated statement of operations (in millions):

Continuing Operations
  Provision for doubtful accounts
    and sales returns                          $  2.9
  Provision for losses on
    uncompleted contracts                         5.0
  Write-down of intangible assets                 8.1
                                               ------
       Total charges to continuing operations    16.0
Discontinued Operations
  Loss on disposal of Surefind, net of tax
    benefits                                      1.8
                                               ------
       Total charges                            $17.8
                                               ------

EIS International, Inc. and Subsidiaries

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
EIS International, Inc.:

We have audited the consolidated financial statements of EIS International, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EIS International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          KPMG Peat Marwick LLP
Stamford, Connecticut
March 28, 1997

EIS International, Inc. and Subsidiaries

                                     PART IV
Item 14(a) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is hereby amended and restated in its entirety as set forth below:

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements and (2) Financial Statement Schedules:


See Index to Financial Statements and Financial Statement Schedules on page 8 and Exhibits Index on page 31.

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

EIS International, Inc. and Subsidiaries


                *10.1(a) Form of Stock Option Agreement incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of the
                                   Registrant, file No.33-47665   as  filed
                                   with the commission on May 11, 1992 (the
                                   "1992 Registration").

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

                 * 10.3 401(K) Plan of EIS (incorporated by reference to Exhibit 10.3 to the 1992 Registration).

                 * 10.4 Section 125 Plan of EIS (incorporated by reference to Exhibit 10.4 to the 1992 Registration).

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

EIS International, Inc. and Subsidiaries


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

                    10.13(h) Security Agreement dated October 28, 199 between Silicon Valley Bank and EIS International Services Corp. (incorporated by reference to exhibit 10.13(h) to the 1994 Form 10-K).

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

                    10.18(a) Amendment to AT&T Agreement, dated October 15, 1991 (incorporated by reference to Exhibit 10.25 to the 1992 Registration).

                    10.18(b) Amendment to AT&T Agreement, dated March 15, 1991 (incorporated by reference to Exhibit 10.26 to the 1992 Registration).

                    10.20           Lease Participation Agreement dated as
                                    of September 30, 1993 between EIS Leasing
                                    Corp. and Applied Telecommunications Inc.
                                    for participation in a finance equipment lease between EIS Leasing Corp. and RMH Sales & Marketing Consulting, Inc. dated as of November 19, 1992. Exhibit 10.25 to EIS's Registration Statement on the Form S-4 (No. 33-68702) filed with the Securities and Exchange Commission on

EIS International, Inc. and Subsidiaries

                                    September 13, 1993 (the "1993 Registration") is incorporated herein by reference.

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

                     10.31          Loan Document Modification Agreement
                                    (No. 3; dated as of December 27, 1995)
                                    between EIS and Silicon Valley Bank
                                    (incorporated by reference to Exhibit 10.31
                                    to EIS' Registration Statement on Form S-4
                                    (No. 333-00632) filed with the Securities and Exchange Commision on January 31, 1995).

                     11.            Statement re: computation of per share
                                    earnings.

                   **21.            Subsidiaries of the Registrant.

                     23.1           Consent of KPMG Peat Marwick LLP.

                     27             Financial Data Schedule.
         -----------
         *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Items 14(a) and (c) of this Report.

         **Previously filed

EIS International, Inc. and Subsidiaries


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 15, 1997                        EIS INTERNATIONAL, INC.


                                              By: /s/ James E. McGowan
                                                  --------------------
                                                       James E. McGowan
                                                       President and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:


/s/ James E. McGowan                                         April 15, 1997
------------------------------------------------------------
James E. McGowan
President, Director and Chief Executive Officer

Principal Financial and Accounting Officer:


/s/ Frederick C. Foley                                       April 15, 1997
------------------------------------------------------------
Frederick C. Foley
Senior Vice President, Finance and Chief Financial Officer

Directors:

/s/ Robert Cresci                                            April 15, 1997
------------------------------------------------------------
Robert Cresci


/s/ Robert Jesurum                                           April 15, 1997
------------------------------------------------------------
Robert Jesurum


/s/ Kent M. Klineman                                         April 15, 1997
------------------------------------------------------------
Kent M. Klineman


/s/ Charles McCall                                           April 15, 1997
------------------------------------------------------------
Charles McCall

EIS International, Inc. and Subsidiaries

                                   SCHEDULE II

                        Valuation and Qualifying Accounts

                    Years ended December 31, 1994, 1995, 1996



                                    ADDITIONS


                              Balance at         Charged to        Charged                                Balance

                              Beginning          Costs and         to Other           Deductions          at End

Classification                  of Year          Expenses          Accounts              (1)              of Year
--------------                -----------         --------        --------           ------------         -------


1994

Allowances for doubtful
  accounts and sales returns   1,692,622             546,981        702,611(2)        (1,304,068)      1,638,146

Allowance for
  inventory obsolescence       1,009,526           2,351,036             --           (2,343,301)       1,017,261



1995

Allowances for doubtful
  accounts and sales returns   1,638,146           1,666,978      1,121,022(2)        (1,761,228)      2,664,918

Allowance for
  inventory obsolescence       1,017,261                  --             --             (267,262)        749,999



1996

Allowances for doubtful
  accounts and sales returns   2,664,918           4,780,505        3,500,000(3)      (4,828,858)      6,116,565

Allowance for
  inventory obsolescence         749,999           2,862,299             --           (1,694,824)      1,917,474

(1) Represents amounts written off
(2) Amounts charged to sales & return allowances
(3) Includes $3.3 million charged as a reduction to net revenue

EIS International, Inc. and Subsidiaries

                                  EXHIBIT INDEX

Exhibit           Description

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

4.1 Specimen Common Stock Certificate of EIS (incorporated by reference to Exhibit C to EIS' Registration Statement on Form 8-A dated June 22, 1992).

4.3 Warrant No. WC-2 dated September 30, 1993 issued by EIS to Applied Telecommunications Technologies, I, N.V.(incorporated by reference to Exhibit 4.7 to the 1993 Form 10-K).

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

EIS International, Inc. and Subsidiaries

Exhibit           Description

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

10.18(a) Amendment to AT&T Agreement, dated October 15, 1991 (incorporated by reference to Exhibit 10.25 to the 1992 Registration).

10.18(b) Amendment to AT&T Agreement, dated March 15, 1991 (incorporated by reference to Exhibit 10.26 to the 1992 Registration).

10.20             Lease Participation Agreement dated as of September 30,
                  1993 between EIS Leasing Corp. and Applied Telecommunications Inc. for participation in a finance equipment lease between EIS Leasing Corp. and RMH Sales & Marketing Consulting, Inc. dated as of November 19, 1992. Exhibit 10.25 to EIS's Registration Statement on the Form S-4 (No. 33-68702) filed with the Securities and Exchange Commission on September 13, 1993 ("the 1993 Registration") is incorporated herein by reference.

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


10.31 Loan Document Modification Agreement (No. 3; dated as of December 27, 1995) between EIS and Silicon Valley Bank (incorporated by reference to Exhibit 10.31 to EIS' Registration Statement on Form S-4 (No. 333-00632) filed with the Securities and Exchange Commission on January 31, 1995)

EIS International, Inc. and Subsidiaries

Exhibit           Description

11.               Statement re: computation of per share earnings.

**21.             Subsidiaries of the Registrant.


23.1              Consent of KPMG Peat Marwick LLP

27                Financial Data Schedule.

          *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Items 14(a) and (c) of this Report.

          **Previously filed.