Form 10-K/A
period 1996-12-31
EIS INTERNATIONAL INC /DE/
filed 1997-04-30
CIK 32251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

                                       TO

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                  For the fiscal year ended December 31, 1996.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                         Commission File Number: 0-20329

                             EIS INTERNATIONAL, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                      06-1017599
         --------                                      ----------
(state or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

 555 Herndon Parkway, Herndon, Virginia                   20170
 --------------------------------------                   -----
(Address of principal executive offices)                (ZIP code)

                                 (703) 478-9808
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether (1) the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ X ]

The aggregate market value as of March 19, 1997 of Common Stock held by non-affiliates of the Registrant was approximately $40,216,844.

The number of shares of Common Stock outstanding as of March 19, 1997 was 11,144,869.

Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A, is hereby amended and restated in its entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item (i) is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of EIS", and
(ii) is set forth below:

Class II Directors (term expires at the 1997 Annual Meeting of Stockholders):

        Name                Age      Principal Occupation(s)
        ----                ---      -----------------------
  Kent M. Klineman          64       Secretary of the Company; Attorney and Private
                                     Investor (1)

  James E. McGowan          53       President and Chief Executive Officer of the Company

--------------------
(1)  Member of the Audit Committee and the Compensation Committee.


         Kent M. Klineman has been Secretary of the Company and a director since June 1988. He also served as Treasurer of the Company from June 1988 until December 1989. He is an attorney and private investor and serves as a director of several closely held companies. He is a director of Concord Camera Corp., a publicly held corporation.


         James E. McGowan has been President and Chief Executive Officer and a director of the Company since February 1997. He was also President and Chief Operating Officer of EIS Systems, an operating division of the Company, from April 1996 until February 1997. From September 1993 to January 1996 he was President and Chief Executive Officer of Deluxe Data, a provider of electronic funds transfer processing and software for financial institutions and automated teller machine networks. From January 1993 to September 1993 he ran McGowan Associates, a consulting company which he founded. From January 1990 to December 1992 he served as President and Chief Executive Officer at Xerox Imaging Systems.

Class I Directors (term expires at the 1999 Annual Meeting of Stockholders):

        Name              Age      Principal Occupation(s)
        ----              ---      -----------------------
  Robert M. Jesurum       57       Founder of the Company and Private
                                   Consultant (1)

  Charles W. McCall       53       President and Chief Executive Officer of HBO
                                   & Company (1)

---------------------
(1)  Member of Compensation Committee.

         Robert M. Jesurum founded the Company in January 1980 and has served as a director since its inception. He also served as the Company's Chairman of the Board (from inception to February 1993) and as the Company's Executive Vice President and Chief Technical Officer (from inception until October 1991). Mr. Jesurum retired as an employee of the Company in October 1991 and is currently pursuing noncompetitive independent business research and product development as a sole proprietor.

         Charles W. McCall has been a director of the Company since April 1993. He has been President, Chief Executive Officer and a director of HBO & Company, a company in the business of providing software to the medical field, since January 1991. From April 1985 to January 1991, Mr. McCall served as President and Chief Executive Officer of CompuServe Inc., a computer communications and information services company based in Columbus, Ohio. Mr. McCall is currently a director of SYMIX, Inc., a publicly held corporation.

Class III Director (term expires at the 1998 Annual Meeting of Stockholders):

        Name               Age        Principal Occupation(s)
        ----               ---        -----------------------
  Robert J. Cresci         52         Chairman of the Board of Directors of the
                                      Company; Managing Director of Pecks
                                      Management Partners Ltd. ("Pecks") (1)
--------------------
(1) Member of Audit Committee.

         Robert J. Cresci has been a director of the Company since March 1991. He has been a Managing Director of Pecks, an investment management firm, since September 1990 and serves as a director of the Company. Mr. Cresci currently serves on the boards of Bridgeport Machines, Inc., Serv-Tech, Inc., Vestro Natural Foods, Inc., Olympic Financial Ltd., Hitox, Inc., Sepracor Inc., Garnet Resources Corporation, HarCor Energy, Inc., Meris Laboratories, Inc., Natures Elements, Inc. and GeoWaste, Inc., all publicly held corporations, as well as several private companies.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and regulations of the Securities and Exchange Commission ("SEC") thereunder require the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the period from January 1, 1996 to December 31, 1996, all of its executive officers, directors and ten-percent stockholders complied with their Section 16(a) filing obligations.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item (i) is included in the first paragraph of Item 13 of Part III of this Annual Report on Form 10-K and (ii) is set forth below:

COMPENSATION OF DIRECTORS

         Each director of the Company who is not an employee of the Company is paid an annual fee of $10,000 plus $1,000 for each meeting of the Board attended and $500 for each meeting of the Audit

Committee and Compensation Committee attended. In addition, the Company's 1993 Stock Option Plan for Non-Employee Directors provides for grants to non-employee directors pursuant to a specified formula. Pursuant to this Plan, Messrs. Cresci, Jesurum, McCall and Klineman were each granted an option to purchase 1,000 shares of Common Stock in 1996 at an exercise price of $16.875 per share.

EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information concerning the compensation of the Company's executive officers (the "Named Executive Officers") for each of the last three fiscal years.

                                            Summary Compensation Table

                                                                                          Long Term Compensation
                                                       Annual Compensation                       Awards
                                               ----------------------------------    -------------------------------
                                                                                     Securities
                                                                          Other      Underlying
                                                                          Annual     Options
                                                                          Compen-    (number of            All Other
Name and Principal Position         Year       Salary       Bonus(1)      sation     shares)          Compensation(3)
---------------------------         ----       ------       --------      ------     -------------    ---------------
Joseph J. Porfeli,                  1996      $285,192         --           (2)          --                    --
 Former Chairman of the Board,      1995       248,899     $135,000         (2)          --                $2,170
 President and Chief
 Executive Officer(4)               1994       220,264      120,000         (2)          --                15,418

Edward S. Sarkisian                 1996       172,909      132,333(4)      (2)        50,000              15,627
 Executive Vice President,          1995       137,808      207,116(4)      (2)          --                   120
 Worldwide Sales and
 Marketing(5)                       1994       129,615      106,100(4)      (2)          --                   120

James E. McGowan                    1996       178,042         --           (2)          --                17,612
 President and Chief Executive
 Officer(6)

Herbert F. Balzuweit                1996       150,192         --           (2)        40,000                 264
 Former Group Chief Financial
 Officer and Executive Vice
 President(7)

Robert F. Kelly,                    1996       148,750         --           (2)        10,000                 174
 Former Executive Vice              1995       134,615       50,000         (2)          --                   120
 President, Business
 Development(8)                     1994       124,716       50,000         (2)          --                   120

Frederick C. Foley                  1996       139,182         --           (2)         5,000                 288
 Senior Vice President, Finance,    1995       125,000       42,500         (2)          --                   120
 Chief Financial Officer and        1994       102,788       35,000         (2)        15,000                 120
 Treasurer

(1) Except as otherwise noted, all amounts set forth in this column constitute bonuses.

(2) As to each individual named, the aggregate amounts of personal benefits not included in the Summary Compensation Table do not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(3) Represents premiums paid by the Company during 1996, 1995 and 1994 with respect to group term life insurance for the benefit of the named executive officer, except for (i) $13,208 paid to Mr. Porfeli in reimbursement of certain travel-related expenses in 1994 (ii) with respect to Mr. Sarkisian, $15,177 for relocation expenses in 1996, and
     (iii) with respect to Mr. McGowan, $17,432 for relocation expenses in 1996.

(4)  Mr. Porfeli resigned from his employment with the Company in February 1997.

(5) Mr. Sarkisian's bonus includes sales commissions of $64,333, $157,116 and $66,100 earned by Mr. Sarkisian in 1996, 1995 and 1994, respectively.

(6) Mr. McGowan joined the Company as President and Chief Operating Officer of EIS Systems in April 1996. Accordingly, no information is provided for 1994 and 1995. Mr. McGowan became President and Chief Executive Officer of the Company in February 1997 upon the resignation of Mr. Porfeli.

(7) Mr. Balzuweit joined the Company in February 1996. Accordingly, no information is provided for 1994 or 1995. Mr. Balzuweit resigned from his employment with the Company effective April 1997.

(8)  Mr. Kelly resigned from his employment with the Company in March 1997.


OPTION GRANTS IN 1996

         The following table summarizes certain information regarding options granted to Named Executive Officers during 1996.

                                                                                             Potential Realizable Value
                                                                                               at Assumed Annual Rates
                                                                                                   of Stock Price
                                                                                               Appreciation for Option
                                                  Individual Grants                                   Terms (1)
                              ---------------------------------------------------------     ----------------------------
                                              Percent of
                                                Total
                                Shares         Options
                              Subject to      Granted to       Exercise
                                Options       Employees       Price Per      Expiration
Name                            Granted         in FY           Share           Date            5%               10%
----                            -------        -------         -------         ------          ----             ----
Joseph J. Porfeli                  -              -               -              -              -                 -

Edward S. Sarkisian             18,318           2.40          $16.3750       02/28/06       $188,642         $478,055
                                31,682           4.20          $16.3750       02/28/06       $326,266         $826,822

James E. McGowan (2)            24,520           3.25          $16.3125       04/01/06       $251,547         $637,469
                                75,480          10.00          $16.3125       04/01/06       $774,338       $1,962,323
                                41,556           5.50          $ 9.6250       12/04/06       $251,543         $637,460
                                38,444           5.01          $ 9.6250       12/04/06       $232,706         $589,722

Herbert F. Balzuweit (2)        26,776           3.55          $14.9375       02/02/06       $251,537         $637,444
                                23,224           3.07          $14.9375       02/02/06       $218,169         $552,883
                                40,000           5.30          $ 9.6250       12/04/06       $242,124         $613,591

Robert F. Kelly                  7,500           1.00          $16.3750       02/28/96       $ 77,236         $195,732
                                 2,500           0.33          $16.3750       02/28/96       $ 25,745         $ 65,244

Frederick C. Foley               3,750           0.50          $16.3750       02/28/06       $ 38,618         $ 97,866
                                 1,250           0.17          $16.3750       02/28/06       $ 12,873         $ 32,622

-------------

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

(2) Certain options granted to each of these individuals and reflected on this table were cancelled in exchange for new options with a lower exercise price which are also reflected on this table, as follows: (i) options to purchase 24,520 and 75,480 shares of Common Stock at an exercise price of $16.3125 per share granted to Mr. McGowan were cancelled in exchange for an options to purchase 41,556 and 38,444 shares of Common Stock at an exercise price of $9.6250 per share, and
         (ii) options to purchase 26,776 and 23,224 shares of Common Stock at an exercise price of $14.9375 per share granted to Mr. Balzuweit were cancelled in exchange for an option to purchase 40,000 shares at an exercise price of $9.6250 per share.
         See "Repricing of Options."


OPTION EXERCISES IN 1996

         The following table sets forth the number of options exercised in 1996 and the dollar value realized thereon by the Named Executive Officers, along with the number and dollar value of any options remaining unexercised on December 31, 1996.


                         Aggregated Option Exercises In
                     1996 And 1996 Year-ended Option Values

                                                            Number Of Securities             Value of Unexercised In-the-
                                                           Underlying Unexercised             Money Options at 1996 Year-
                                                         Options at 1996 Year-end(1)                     End(1)
                                                        ------------------------------     -----------------------------------
                          Shares
                          Acquired
                          on                 Value
          Name            Exercise        Realized(2)   Exercisable     Unexercisable      Exercisable(3)     Unexercisable(3)
          ----            --------        -----------   -----------     -------------      --------------     ----------------
Joseph J. Porfeli            --               --          393,750           21,250          $2,158,313               --
Edward J. Sarkisian        15,000           366,844        48,500           62,500            40,625                 --
Robert F. Kelly            18,442           376,908        54,257           27,500             2,504                 --
Frederick C. Foley         14,867           244,387        20,000           20,000              --                   --
Herbert F. Balzuweit         --               --           10,000           30,000              --                   --
James E. McGowan             --               --           20,000           60,000              --                   --


(1) On December 31, 1996, the average of the closing bid and asked prices per share of Common Stock as reported by the Nasdaq National Market was $8.625.

(2) Represents the difference between market value on the date of exercise and the option exercise price.

(3) Represents the difference between the market value of the Common Stock underlying the option and the exercise price of such option upon exercise or year-end, as the case may be.

EMPLOYMENT, TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS


         The Company is party to an employment arrangement with James McGowan, its President and Chief Executive Officer and a director of the Company. Pursuant to this arrangement, the Company will pay Mr. McGowan an annual salary of $250,000, with a possible bonus equal to 50% of annual salary, assuming the achievement of certain performance targets. In addition, this arrangement provides that Mr. McGowan will be paid monthly severance at a rate commensurate with his annual salary and will continue to receive health care and insurance benefits for a period of one year following the termination of his employment without cause, or until such time as he obtains full- time employment, whichever occurs first. Furthermore, pursuant to this arrangement, the Company extended to Mr. McGowan a $100,000 loan, bearing interest at a rate of 6% per annum and maturing on February 6, 2000. One twelfth of the original principal amount of this loan, and all accumulated interest thereon, will be forgiven at the end of each three-month period commencing on May 7, 1997 and ending on February 7, 2000, unless Mr. McGowan voluntarily terminates his employment with the Company, at which point any such forgiveness will cease and he will be required to pay the remaining principal balance of the loan and remaining accrued interest thereon at maturity. Mr. McGowan was also granted an option to purchase 70,000 shares of the Company's Common Stock at an exercise price of $5.625 per share.


         In February 1997, Joseph J. Porfeli resigned as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company. In connection with his resignation, the Company agreed to make a one-time payment to him of approximately $112,762. This payment was offset against approximately $133,603 in principal and interest owed by Mr. Porfeli on a loan made by the Company to him (see "Certain Transactions"), and $27,565 owed to the Company for product purchases by Ameri Care, a company controlled by Mr. Porfeli. The Company also agreed to extend the termination date of Mr. Porfeli's outstanding stock options, which would otherwise have terminated within 90 days of his resignation, to August 6, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Klineman, a director of the Company and a member of its Compensation Committee, performs legal and consulting services for the Company and is paid a retainer of $5,000 per month in consideration of these services, an aggregate of $60,000 in respect of services rendered during 1996. The Company believes that this represents the fair market value of such services and that such services are provided on terms at least as favorable to the Company as those that could be obtained from an unaffiliated third party.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of January 31, 1997 (except as otherwise noted) by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table, and
(iv) all of the Company's executive officers and directors as a group.


         Name                                        Number(1)        Percent
         ----                                        ---------        -------
Five Percent Stockholders
-------------------------
LGT Asset Management, Inc. (2)                        707,900           6.3%
Robert M. Jesurum(3)                                  614,798           5.5%

Other Directors
---------------
Kent M. Klineman(4)                                   424,622           3.8%
Charles W. McCall(5)                                   46,250             *
Robert J. Cresci(6)                                    36,250             *
James E. McGowan(7)                                    20,000             *

Other Executive Officers
------------------------
Joseph J. Porfeli(8)                                  465,635           4.0%
Edward J. Sarkisian(9)                                 38,500             *
Frederick C. Foley(10)                                 22,944             *
Robert F. Kelly(11)                                    63,474             *
Herbert F. Balzuweit(12)                               12,500             *
All current executive officers and directors        1,767,473          14.9%
as a group (9 persons)(13)

----------------
* Less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, if any, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock. In addition, the numbers in this column do not include options which are not exercisable within 60 days of January 31, 1997.

(2) Based upon a Schedule 13G filed with the Securities and Exchange Commission on February 7, 1997.

(3) Includes (i) 57,092 shares held by Mr. Jesurum's wife, as to which Mr. Jesurum disclaims beneficial ownership, (ii) 245,000 shares owned by the Jesurum 1994 Family Limited Partnership and (iii) 36,250 shares issuable upon exercise of stock options which are currently exercisable or which are exercisable within 60 days of January 31, 1997. Also includes 59,000 shares held by the Robert Jesurum 1996 Annuity Trust and 41,000 shares held by the Toby Jesurum 1996 Annuity Trust. Does not include an aggregate of 16,000 shares of Common Stock held by Mr. Jesurum's adult children and 4,600 shares of Common Stock held by the Robert Jesurum Long Term Trust. Mr. Jesurum disclaims beneficial ownership of all the aforesaid shares held by other members of his family and the Robert Jesurum Long Term Trust. Mr. Jesurum's business address is 11 Harborview Drive, Rye, New Hampshire 03870.

(4) Includes (i) 300,000 shares held by Mr. Klineman's wife, as to which Mr. Klineman disclaims beneficial ownership, (ii) 36,250 shares issuable upon exercise of stock options exercisable within 60 days of January 31, 1997 and (iii) 4,861 shares issuable upon the exercise of stock warrants exercisable within 60 days of January 31, 1997.

(5) Includes 15,000 shares issuable upon exercise of stock options which are currently exercisable or which are exercisable within 60 days of January 31, 1997.

(6) Includes 36,250 shares issuable upon exercise of stock options exercisable within 60 days of January 31, 1997.

(7) Includes 20,000 shares issuable upon exercise of stock options which are currently exercisable or which are exercisable within 60 days of January 31, 1997.

(8) Includes (i) 393,750 shares issuable upon exercise of stock options which are currently exercisable or which are exercisable within 60 days of January 31, 1997 and (ii) 2,430 shares issuable upon the exercise of stock warrants which are currently exercisable or which are exercisable within 60 days of January 31, 1997. Mr. Porfeli resigned from his employment with the Company in February 1997.

(9) Includes 61,000 shares issuable upon exercise of stock options which are currently exercisable or which are exercisable within 60 days of January 31, 1997.

(10) Includes 21,250 shares issuable upon exercise of stock options which are currently exercisable or which are exercisable within 60 days of January 31, 1997.

(11) Includes 56,757 shares issuable upon exercise of stock options which are currently exercisable or which are exercisable within 60 days of January 31, 1997. Mr. Kelly resigned from his employment with the Company in March 1997.

(12) Includes 10,000 shares issuable upon exercised options which are currently exercisable or are exercisable within 60 days of January 31, 1997. Mr. Balzuweit resigned from his employment with the Company effective April 1997.

(13) Includes 686,507 shares (including those referred to in the applicable notes above) issuable upon exercise of stock options held by executive officers and directors which are currently exercisable or which are exercisable within 60 days of January 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 15, 1991, the Company sold $3,300,000 principal amount of its 10.5% convertible subordinated notes (the "Notes") at par to certain investors (the "Note Investors"). Pursuant to the Note purchase agreement, the Company granted the Note Investors, Kent. M. Klineman, who is now a director of the Company, and another individual (the "Note Registration Rights Holders") certain rights to require registration under the Securities Act of 1933 (the "Securities Act") of the aggregate of 1,435,500 shares of Common Stock issued or issuable upon conversion of the then outstanding Class A Convertible Voting Preferred Stock and any shares of Common Stock issued or issuable upon conversion of the Notes (of which approximately 423,000 shares of Common Stock remained subject to such right as of January 31, 1995).


         On February 29, 1996, the Company closed its acquisition of Surefind Information, Inc. ("Surefind"). Joseph J. Porfeli, the Chairman of the Board of Directors, Chief Executive Officer and President of the Company was also Chief Executive Officer of Surefind. Mr. Porfeli owned approximately 18% of the capital stock of Surefind on a fully diluted basis, for which he paid aggregate consideration of $690,550. As a result of the acquisition, Mr. Porfeli acquired 94,556 shares of the Company's Common Stock with a value of approximately $1,702,000 (based upon the value of the Company's Common Stock as set forth in the Agreement and Plan of Merger between the Company and Surefind). In addition, in March 1996, the Company made a loan to Mr. Porfeli in the amount of $123,433, bearing interest at a rate of 9% per annum in order to help Mr. Porfeli pay certain taxes incurred by him as a stockholder of Surefind in connection with the Company's acquisition of Surefind.


         For additional information regarding transactions between the Company and its officers or directors, see "Employment, Termination and Change-in-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" set forth in response to Item 12 of this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 29, 1997               EIS INTERNATIONAL, INC.


                                     By: /s/ James E. McGowan
                                         ---------------------
                                         James E. McGowan
                                         President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ James E. McGowan               (Principal executive officer and               April 29, 1997
-------------------------           a Director)
James E. McGowan


 /s/ Frederick C. Foley             (Principal financial and accounting officer)   April 29, 1997
-------------------------
Frederick C. Foley


 /s/ Robert Cresci                  (Director)                                     April 29, 1997
-------------------------
Robert Cresci



 /s/ Robert Jesurum                 (Director)                                     April 29, 1997
-------------------------
Robert Jesurum



 /s/ Kent M. Klineman               (Director)                                     April 29, 1997
-------------------------
Kent M. Klineman


 /s/ Charles McCall                 (Director)                                     April 29, 1997
-------------------------
Charles McCall