Form 10-Q
period 1997-03-31
EIS INTERNATIONAL INC /DE/
filed 1997-05-15
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
  [Mark One]

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-20329

                             EIS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                            No. 06-1017599
      (State or other jurisdiction               (I.R.S. Employer
          of incorporation)                   Identification Number)

                               555 Herndon Parkway
                                Herndon, VA 20170

                                 (703) 478-9808
              (Registrant's telephone number, including area code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of May 8, 1997: 11,144,869 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

          INDEX to Financial Statements Filed with Quarterly Report of Registrant on Form 10-Q for the Quarter Ended March 31, 1997
                                   (Unaudited)


 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements:                                                  Page
                                                                                 ----
 Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
 and December 31, 1996                                                              3

 Unaudited Consolidated Statements of Operations
 for the three months ended March 31, 1997 and 1996                                 4

 Unaudited Consolidated Statements of Cash Flows
 for the three months ended March 31, 1997 and 1996                                 5

 Notes to Consolidated Financial Statements
 (unaudited)                                                                      6-7

 Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                             8-10

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                                        11

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

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                               March 31,          December 31,
Assets                                                           1997                 1996
                                                             -----------          -----------
                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                 $   6,397              $ 11,099
  Short-term investments                                        3,626                 3,660
  Accounts receivable, trade, less allowances for
    doubtful accounts and sales returns of $6,241 in
    1997 and $6,117 in 1996                                    20,927                21,335
  Current portion of installment and lease receivables          2,034                 2,007
  Inventories (note 4)                                          8,784                 7,732
  Deferred income taxes                                        10,890                 8,638
  Refundable income taxes                                       2,450                 2,450
  Prepaids and other current assets                               727                   576
                                                             --------            ----------
        Total current assets                                   55,835                57,497

Capitalized software development costs, net                     4,636                 4,617
Property and equipment, net                                     8,103                 8,181
Installment and lease receivables, less current portion         2,090                 2,470
Other assets                                                    1,872                 1,925
                                                             --------            ----------
        Total assets                                         $ 72,536            $   74,690
                                                             ========            ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                   $ 17,926              $ 18,894
  Deferred revenue                                              8,436                 5,683
  Net liability of discontinued operations                      1,768                 2,738
                                                             --------              --------
        Total current liabilities                              28,130                27,315

Deferred income taxes                                           1,829                 1,829
Other liabilities                                                 334                   304
                                                             --------              --------
        Total liabilities                                      30,293                29,448

Commitments and Contingencies
Stockholders' equity:
  Common Stock, $.01 par value, 15,000,000
      shares authorized, issued 11,221,094 shares
      in 1997 and 11,173,252 shares in 1996                       112                   112
  Additional paid-in capital                                   58,650                58,268
  Accumulated translation adjustments                             (55)                 (196)
  Retained deficit                                            (15,559)              (12,037)
  Treasury stock, at cost - 101,225 shares in 1997
      and 1996                                                   (905)                 (905)
                                                             --------              --------
        Total stockholders' equity                             42,243                45,242
                                                             --------              --------
        Total liabilities and stockholders' equity           $ 72,536              $ 74,690
                                                             ========              ========

          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                          Three Months
                                                         Ended March 31,
                                                    -----------------------
                                                    1997               1996
                                                    ----               ----
Net revenues:
  Product and software sales                    $  13,913          $  21,579
  Service and other                                 6,309              4,185
                                                ---------          ---------
                                                   20,222             25,764
                                                ---------          ---------
Cost of revenues:
  Cost of product and software sold                 5,607              7,392
  Cost of service and other                         4,185              2,595
                                                ---------          ---------
                                                    9,792              9,987
                                                ---------          ---------
     Gross margin                                  10,430             15,777
                                                ---------          ---------

Operating cost and expense:
  Research and development cost                     3,246              2,744
  Selling, general and administrative              10,200             10,042
  Restructuring costs                               2,877                  -
  Acquired technology in process                        -             16,900
                                                  -------          ---------
                                                   16,323             29,686
                                                  -------          ---------
     Operating loss                                (5,893)           (13,909)
                                                 --------          ---------

  Other income, net                                   208                404
                                                ---------          ---------

Loss before income taxes                           (5,685)           (13,505)
  Income tax benefit (expense)                      2,163             (1,737)
                                                ---------          ---------

Loss from continuing operations                    (3,522)           (15,242)

Discontinued operations:
  Loss on discontinued operations, net of
    tax                                              (573)
                                                ---------          ---------
 Net loss                                       $  (3,522)         $ (15,815)
                                                =========          =========

Primary loss per share:
  Continuing operations                         $   (0.32)           $ (1.52)
  Discontinued operations                               -              (0.06)
                                                --------           --------
  Primary loss per share                        $   (0.32)         $   (1.58)
                                                =========          =========

Weighted average common and common
equivalent shares:                                 11,143             10,032


          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                        Three Months
                                                                      Ended  March 31,
                                                                   ------------------------
                                                                   1997                1996
                                                                   ----                ----
Net cash used in operating activities (note 5)                 $  (3,603)         $  (1,483)
                                                               ---------          ---------
Cash flows from investing activities:
  Additions to property and equipment                             (1,151)            (1,104)
  Sales of short-term investments                                  1,038                  -
  Purchases of short-term investments                             (1,004)                 -
  Capitalization of software development costs                      (365)              (804)
  Purchase of businesses, net of cash acquired                         -             (6,495)
                                                               ---------          ---------
        Net cash used in investing activities                     (1,482)            (8,403)
                                                               ---------          ---------
Cash flows from financing activities:
  Sale of lease portfolio                                              -              5,200
  Proceeds from exercise of stock options                            383              1,923
                                                               ---------          ---------

        Net cash provided by financing activities                    383              7,123
                                                               ---------          ---------

Net decrease in cash and cash equivalents                         (4,702)            (2,763)
                                                               ----------         ---------

Cash and cash equivalents at beginning of period                  11,099             21,002
                                                               ---------          ---------
Cash and cash equivalents at end of period                     $   6,397          $  18,239
                                                               =========          =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                               $      15          $      29
        Income taxes                                                   -                562

Supplemental schedule of non-cash financing activities:
        Tax benefit from exercise of stock options             $       -          $     308


          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  (1)   Basis of Presentation

        The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results for the full year.

  (2)   Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the any and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (3)   Discontinued Operations and Restructuring

        On February 28, 1997, at the recommendation of new Company management, the Board of Directors of the Company resolved to discontinue the operations of Surefind Information, Inc. ("Surefind"). Accordingly, the Consolidated Statement of Operations for the three months ended
        March 31, 1996 has been reclassified to reflect the results of Surefind on a discontinued operations basis. The results of Surefind for the three months ended March 31, 1997 has been charged against the provision for estimated operating losses during the phase out period established at December 31, 1996.

        On March 3, 1997, the Company announced a restructuring and reorganization program (the "Restructuring"), the purpose of which is to refocus the Company's efforts on its core systems business and to reduce costs. In connection with this Restructuring, the Company has recorded restructuring charges of $2.9 million comprised of: $1.1 million of severance, facilities leases and fixed asset disposal costs of $1.3 million, and $0.5 million of other.

  (4)   Inventories consist of the following at:

                                 March 31, 1997      December 31, 1996
                                 --------------      -----------------
        Raw materials              $   190              $   193
        Work in process                  -                    5
        Finished goods               8,594                7,534
                                     -----                -----
        Total inventories           $8,784               $7,732
                                    ======               ======

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 (5)    Reconciliation of Net Loss to Net Cash Used In Operating Activities.

        The reconciliation of net loss to net cash used in operating activities for the periods ending March 31, 1997 and 1996 follows (in thousands).

                                                      1997              1996
                                                      ----              ----
        Cash flows from operating activities:
         Net loss                                 $  (3,522)      $   (15,815)
         Adjustments to reconcile net loss
          to net cash used in operating activities:
           Provision for doubtful accounts and
            sales returns                               676               335
           Write-off of acquired technology in
            process                                       -            16,900
           Depreciation and amortization              1,795             1,506
           Deferred income taxes                     (2,252)                -
           Changes in assets and liabilities:
           Accounts receivable, trade                  (166)           (2,053)
           Installment and lease receivables            353               (66)
           Inventories                               (1,052)             (648)
           Prepaids and other current assets           (254)             (224)
           Other                                        (26)             (108)
           Accounts payable and accrued expenses       (938)           (3,592)
           Income taxes payable                           -             2,230
           Deferred maintenance revenue               2,753             1,313
                                                 ----------        ----------
        Net cash used in continuing operations       (2,633)             (222)
        Cash used in discontinued operations           (970)           (1,261)
                                                 -----------       -----------
        Net cash used in operating activities    $   (3,603)       $   (1,483)
                                                 ===========       ===========

(6)     New Accounting Pronouncement

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 - "Earnings per Share" which is effective for all interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces primary and fully diluted earnings per share ("EPS") with "basic" and "diluted" EPS on the face of the statement of operations. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


EIS' quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the timing of customer orders; EIS' ability to introduce new products on a timely basis; introduction of products and technologies by EIS' competitors; and market acceptance of EIS' and its competitors products. As a result of the foregoing and other factors, EIS, may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

This quarterly report contains certain forward-looking statements and information relating to EIS that are based on the beliefs of management and assumptions made by and information currently available to management. When used in this report, the words "believe," and "expect," and words or phrases of similar import, as they relate to EIS, its subsidiaries or its management, are intended to identify forward-looking statements.

Such statements reflect the current risks, uncertainties, and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, technological change, product introductions and acceptance, distribution networks, changes in industry practices, one-time events and other factors described herein and under the heading "Factors Affecting Future Results" in EIS' Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. Unless otherwise stated below, EIS does not intend to update these forward-looking statements.

Results of Operations
---------------------

NET REVENUES

Net revenues of $20.2 million in the first quarter of fiscal 1997 decreased 22% from $25.8 million in the first quarter of fiscal 1996. Product and software revenues decreased $7.7 million (36%) while service and other revenues increased $2.1 million (51%). The decrease in product and software sales is primarily a result of the timing of shipment and installation of call center customer orders, the impact of recognizing revenue on its Centenium product line upon customer acceptance after installation, and the decrease in sales from its wholly owned subsidiary Cybernetics Systems International Corp. ("Cybernetics"). Service and other revenues increased primarily due to expansion of the customer base covered by service contracts and the expansion of the Company's systems integration business.

COST OF REVENUES

Cost of revenues was 48% of net revenues in the first quarter of fiscal 1997 compared to 39% in the first quarter of fiscal 1996. Product costs as a percentage of product revenues increased to 40% from 34% in the first quarter of 1997 compared to 1996. The increase in product costs as a percentage of revenue is primarily due to the fixed cost of certain operations which do not fluctuate with changes in product revenue. Service and other costs were 66% of service and other revenues in the first quarter of fiscal 1997 compared to 62% in the first quarter of fiscal 1996. The increase in service and other costs as a percentage of service and other revenues is due primarily to an increase in the cost of maintenance parts shipped to customers under the related service agreements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


RESEARCH AND DEVELOPMENT COST

Research and development costs increased $502,000 from $2.7 million for the first quarter of fiscal 1996 to $3.2 million for the first quarter of fiscal 1997. In addition, the Company capitalizes certain software development costs relating to the enhancement of existing products and to the development of new products in accordance with Statement of Financial Accounting Standards No. 86. The decline in capitalization of such costs of $365,000 in the first quarter of fiscal 1997 compared to $764,000 in the first quarter of fiscal 1996 was the primary reason for the increase in research and development costs. The remaining increase reflects the continued expansion of the Company's research and development staff and use of external consultants to support its ongoing product development and to provide its customers with new product features and productivity enhancements in both the domestic and international markets.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the first quarter of fiscal 1997 was $10.2 million compared to $10.0 million for the first quarter of fiscal 1996. During the first quarter of 1997, the Company downsized its Cybernetics and Pulse Technologies, Inc. ("Pulse") subsidiaries and consolidated several of its administrative functions and facilities. The cost savings from these actions will not begin to be realized until the second quarter of 1997.

RESTRUCTURING COSTS

As discussed above, during the first quarter of 1997, the Company downsized its Cybernetics and Pulse subsidiaries and consolidated several of its administrative functions and facilities. The restructuring costs of $2.9 million incurred during the first quarter of 1997 primarily represent severance and lease buyout costs associated with those actions.

ACQUIRED TECHNOLOGY IN PROCESS

The acquired technology in process costs of $16.9 million incurred in 1996 reflected the fair value of the software products under development at Cybernetics that had not achieved technological feasibility at the date of acquisition, and had no alternative future uses, and were therefore charged against operations at the time of the acquisition.

OTHER INCOME, NET

Other income decreased from $404,000 in the first quarter of fiscal 1996 to $208,000 in the first quarter of fiscal 1997 primarily due to the sale in 1996 of a major portion of the Company's lease portfolio and lower cash balances.

INCOME TAXES

The Company recorded a tax benefit of $2.2 million in the first quarter of fiscal 1997, as compared to a tax expense of $1.7 million in the first quarter of fiscal 1996. The decrease in income taxes from 1996 to 1997 was primarily due to non-deductible acquired technology in process and other costs incurred during the first quarter of 1996 associated with the Company's acquisitions during that period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $27.7 million at March 31, 1997 from $30.2 million at December 31, 1996. Cash and cash equivalents and short-term investment balances were $10.0 million at March 31, 1997 compared to $14.8 million at December 31, 1996. Operating activities required $3,744 million of cash during the three month period ended March 31, 1997. In addition, cash and cash equivalents were used to purchase property and equipment ($1.2 million). Expenditures for software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 were $365,000.

The Company had an unsecured line of credit of $12.5 million with a commercial bank under a commitment that expired in January 1997 and was not renewed. The Company is currently seeking to renew the line and is also reviewing other financing alternatives.

The Company expects that its current cash balances and short-term investments, together with cash anticipated to be provided by operating activities will be sufficient to fund its working capital requirements (including research and development) through the balance of 1997. However, the Company's ability to achieve that result is affected by the amount of cash generated from operations and the pace it utilizes available resources. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity. If additional funds are raised by issuing equity, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms, or at all.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

A lawsuit was filed against the Company, Joseph J. Porfeli, Edward J. Sarkisian, and Kent M. Klineman by Robert W. Warburgh in the United States District Court for the District of Connecticut, claiming allegedly on behalf of certain of the Company's shareholders of certain alleged misleading representations regarding the acquisition of its Surefind Information, Inc. and Cybernetics Systems International Corp. subsidiaries and their operations and seeking damages in an unspecified amount. The Company is reviewing the claims and intends to vigorously defend the lawsuit.

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

            None.

Item 5. Other Information.

            None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            Exhibit 11 -- Statement Re Computation of Earnings Per Share

            Exhibit 27 -- Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             EIS INTERNATIONAL, INC.





  Date: May 15, 1997               By: /s/ James E. McGowan
        --------------------           ------------------------------
                                       James E. McGowan
                                       President and Chief Executive Officer



  Date: May 15, 1997               By: /s/ Frederick C. Foley
        --------------------           ------------------------------
                                       Frederick C. Foley
                                       Senior Vice President and
                                       Chief  Financial Officer