Form 10-Q
period 1997-06-30
EIS INTERNATIONAL INC /DE/
filed 1997-08-13
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from    to

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

                              ---------------------

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of July 16, 1997: 11,442,715 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

               INDEX to Financial Statements Filed with Quarterly
                    Report of Registrant on Form 10-Q for the
                           Quarter Ended June 30, 1997
                                   (Unaudited)



         PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:                                                       Page
                                                                                              ----
         Unaudited Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996                                                                    3

         Unaudited Consolidated Statements of Operations
         for the three and six months ended June 30, 1997 and 1996                                4

         Unaudited Consolidated Statements of Cash Flows
         for the six months ended June 30, 1997 and 1996                                          5

         Notes to Consolidated Financial Statements
         (unaudited)                                                                            6-7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   8-10

         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              11

         Item 2.  Changes in Securities                                              Not Applicable

         Item 3.  Defaults Upon Senior Securities                                    Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders                            12

         Item 5.  Other Information                                                  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K                                               12

         Signatures                                                                              13



                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                                          June 30,      December 31
                                                                            1997            1996
                                                                        -----------     -----------
                                                                        (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                               $ 9,731      $ 11,099
  Short-term investments                                                    3,332         3,660
  Accounts receivable, trade, less allowances for doubtful accounts
   and sales returns of $5,958 in 1997 and $6,117 in 1996                  16,119        21,335
  Current portion of installment and lease receivables                      1,828         2,007
  Inventories (note 4)                                                      7,489         7,732
  Deferred income taxes                                                    10,096         8,638
  Refundable income taxes                                                   2,359         2,450
  Prepaids and other current assets                                           923           576
                                                                        ---------      --------
    Total current assets                                                   51,877        57,497

Capitalized software development costs, net                                 4,694         4,617
Property and equipment, net                                                 7,271         8,181
Installment and lease receivables, less current portion                     2,070         2,470
Other assets                                                                1,801         1,925
                                                                        ---------      --------
    Total assets                                                         $ 67,713      $ 74,690
                                                                        =========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                               $ 13,701      $ 18,894
  Deferred revenue                                                          6,936         5,683
  Net liability of discontinued operations                                  1,039         2,738
                                                                        ---------      --------
    Total current liabilities                                              21,676        27,315
Deferred income taxes                                                       1,829         1,829
Other liabilities                                                             283           304
                                                                        ---------      --------
    Total liabilities                                                      23,788        29,448

Commitments and Contingencies
Stockholders' equity:
  Common Stock, $.01 par value, 15,000,000
   shares authorized, issued 11,543,940 shares
   in 1997 and 11,173,252 shares in 1996                                      115           112
  Additional paid-in capital                                               59,094        58,268
  Accumulated translation adjustments                                        (179)         (196)
  Retained deficit                                                        (14,200)      (12,037)
  Treasury stock, at cost - 101,225 shares in 1997
   and 1996                                                                  (905)         (905)
                                                                        ---------      --------
    Total stockholders' equity                                             43,925        45,242
                                                                        ---------      --------
    Total liabilities and stockholders' equity                           $ 67,713      $ 74,690
                                                                        =========      ========


          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                             Three Months                      Six Months
                                                             Ended June 30,                  Ended June 30,
                                                      -------------------------       -------------------------
                                                         1997            1996            1997            1996
                                                      --------         --------       --------         --------
Net revenues:
  Product and software sales                          $ 16,385         $ 24,989       $ 30,298        $  46,568
  Service and other                                      6,728            5,627         13,038            9,813
                                                      --------         --------       --------        ---------
                                                        23,113           30,616         43,336           56,381
Cost of revenues:
  Cost of product and software sold                      5,888            8,109         11,494           15,501
  Cost of services and other                             3,966            3,375          8,152            5,970
                                                      --------         --------       --------        ---------
                                                         9,854           11,484         19,646           21,471
                                                      --------         --------       --------        ---------
    Gross margin                                        13,259           19,132         23,690           34,910
                                                      --------         --------       --------        ---------
Operating cost and expense:
  Research and development cost                          3,156            3,310          6,402            6,054
  Selling, general, and administrative                   8,240            9,840         18,441           19,883
  Restructuring costs                                        -                -          2,877
  Acquired technology in process                             -                -              -           16,900
                                                      --------         --------       --------        ---------
                                                        11,396           13,150         27,720           42,837
                                                      --------         --------       --------        ---------
    Operating income (loss)                              1,863            5,982         (4,030)          (7,927)

Other income, net:
  Interest and other income, net                           324              291            532              694
                                                      --------         --------       --------        ---------
Income (loss) before income taxes                        2,187            6,273         (3,498)          (7,233)
  Income tax benefit (expense)                           (828)           (2,322)         1,335           (4,058)
                                                      --------         --------       --------        ---------
Income (loss) from continuing operations                 1,359            3,951         (2,163)         (11,291)
Discontinued operations:
Income (loss) on discontinued operations, net of tax         -             (808)             -           (1,381)
                                                      --------         --------       --------        ---------
Net income (loss)                                       $1,359           $3,143      $ (2,163)         $(12,672)
                                                      ========         ========       ========        =========
Primary income (loss) per share:
  Continuing operations                                 $ 0.12           $ 0.34      $  (0.19)         $  (1.09)
  Discontinued operations                                    -            (0.07)            -             (0.13)
                                                      --------         --------       --------        ---------
  Primary income (loss) per share                       $ 0.12           $ 0.27      $  (0.19)         $  (1.22)
                                                      ========         ========       ========        =========
Fully diluted income (loss) per share:
  Continuing operations                                 $ 0.12           $ 0.34      $  (0.19)         $  (1.09)
  Discontinued operations                                    -            (0.07)            -             (0.13)
                                                      --------         --------       --------        ---------
  Fully diluted income (loss) per share                 $ 0.12           $ 0.27      $  (0.19)         $  (1.22)
                                                      ========         ========       ========        =========
Weighted average common and common
 equivalent shares:
  Primary                                               11,405           11,609        11,179            10,354
  Fully diluted                                         11,500           11,727        11,179            10,354




          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                    Six Months
                                                                                   Ended June 30,
                                                                           ----------------------------
                                                                              1997               1996
                                                                           --------             -------
Cash flows from operating activities:
  Net loss                                                                 $ (2,163)            $ (12,672)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Provision for doubtful accounts and
     sales returns                                                            1,907                   620
    Write-off acquired technology in process                                      -                16,900
    Depreciation and amortization                                             4,251                 2,796
    Deferred income taxes                                                    (1,458)                    -
  Changes in assets and liabilities:
    Accounts receivable, trade                                                3,309                  (629)
    Installment and lease receivables                                           579                (1,373)
    Inventories                                                                 243                  (867)
    Prepaids and other current assets                                          (347)                 (381)
    Accounts payable and accrued expenses                                    (5,123)                 (938)
    Deferred revenue                                                          1,253                  (376)
    Other                                                                      (300)                 (510)
                                                                            -------              --------
Net cash provided by continuing operations                                    2,151                 2,570
Cash used in discontinuing operations                                        (1,699)               (1,693)
                                                                            -------              --------
Net cash provided by (used in) operating activities                             452                   877
                                                                            -------              --------
Cash flows from investing activities:
    Purchases of property and equipment                                      (2,208)               (2,006)
    Sales of short-term investments                                           2,371                     -
    Purchases of short-term investments                                      (2,043)                    -
    Capitalization of software development costs                               (769)               (1,518)
    Purchases of businesses, net of cash acquired                                 -                (6,520)
                                                                            -------              --------
Net cash used in investing activities                                        (2,649)              (10,044)
                                                                            -------              --------
Cash flows from financing activities:
    Sale of lease portfolio                                                       -                 5,200
    Proceeds from exercise of stock options                                     829                 5,113
                                                                            -------              --------
Net cash provided by financing activities                                       829                10,313
                                                                            -------              --------
Net increase (decrease) in cash and cash equivalents                         (1,368)                1,146
Cash and cash equivalents at beginning of period                             11,099                21,002
                                                                            -------              --------
Cash and cash equivalents at end of period                                  $ 9,731              $ 22,148
                                                                            =======              ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                $    77              $     86
    Income taxes                                                                155                 3,138
  Non-cash financing activities:
    Tax benefit from exercise of stock options                                    -                 1,868






          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      Basis of Presentation

         The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three and six month periods ended June 30, 1997 may not be indicative of the results for the full year.

(2)      Principles of Consolidation

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      Discontinued Operations and Restructuring

         On February 28, 1997, at the recommendation of new management, the Board of Directors of the Company resolved to discontinue the operations of Surefind Information, Inc. ("Surefind"). Accordingly, the Consolidated Statement of Operations for the three and six month periods ended June 30, 1996 has been reclassified to reflect the results of Surefind on a discontinued operations basis. The results of Surefind for the three and six months ended June 30, 1997 has been charged against the provision for estimated operating losses during the phase out period established at December 31, 1996.

         On March 3, 1997, the Company announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus the Company on its core business and to reduce costs. During the first quarter of 1997, in connection with the Restructuring, the Company recorded charges of $2.9 million including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $0.5 million of other costs.

(4)      Inventories

         Inventories primarily consists of finished goods as of June 30, 1997 and December 31, 1996.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)


(5)      New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which is effective for all interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces primary and fully diluted earnings per share ("EPS") with "basic" and "diluted" EPS on the face of the statement of operations. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its financial position or results of operations.

         In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which is effective for the year ending December 31, 1998. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings per Share," and FASB SFAS No. 47, "Disclosure of Long-Term Obligations." The Company has been subject to the requirements of those standards, and as a result does not expect the adoption of SFAS No. 129 to have a material impact on the Company's financial statements.

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Earlier application of this statement is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will impact the manner of presentation of its financial statements as currently and previously reported.

         In June 1997, FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the year ending December 31, 1998. SFAS No. 131 requires companies to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company does not believe that the adoption of SFAS No. 131 will have a material impact on its financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the timing of customer orders; its ability to introduce new products on a timely basis; introduction of products and technologies by competitors; and market acceptance of the Company's and its competitors products. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

This quarterly report contains certain cautionary statements and information relating to the Company that are based on the beliefs of its management and assumptions made by and information currently available to that management. When used in this report, the words "believe," and "expect," and words or phrases of similar import, as they relate to the Company, its subsidiaries or its management, are intended to identify cautionary statements.

Such cautionary statements reflect the current risks, uncertainties, and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, technological change, product introductions and acceptance, distribution networks, changes in industry practices, one-time events and other factors described herein and under the heading "Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. Unless otherwise stated below, the Company does not intend to update those cautionary statements.

Results of Operations
---------------------

NET REVENUES

Net revenues of $23.1 million in the second quarter of 1997 decreased 25% from $30.6 million in the second quarter of 1996. Product and software revenues during the second quarter of 1997 decreased $8.6 million (34%) while service and other revenues increased $1.1 million (20%) from the second quarter of 1996. Net revenues of $43.3 million during the first six months of 1997 decreased $13.0 million (23%) from $56.4 million during the first six months of 1996. Product and software revenues during this period decreased $16.3 million (35%) while service and other revenues increased $3.2 million (33%) from the first six months of 1996. The decrease in product and software sales is primarily a result of a decrease in sales of the Company's mature products which were not offset by an increase in sales of its newer products, the timing of shipment and installation of customer orders, and a decrease in sales of the Company's wholly owned subsidiary Cybernetics Systems International Corp. ("Cybernetics"). Service and other revenues increased primarily due to expansion of the Company's customer base covered by service contracts and the expansion of its systems integration business.

COST OF REVENUES

Cost of revenues was 43% of net revenues in the second quarter of 1997 compared to 38% of net revenues in the second quarter of 1996. Product costs as a percentage of product revenues increased to 36% from 32% in the second quarter of 1997 as compared to the second quarter of 1996. Cost of revenues was 45% of net revenues during the first six months of 1997 compared to 38% during the same period in 1996. Product costs as a percentage of product revenues increased to 38% from 33% during the

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


first six months of 1997 as compared to the same period in 1996. The increase in product costs as a percentage of net revenue is primarily due to the fixed cost of certain operations which do not fluctuate with changes in product revenue. Service and other costs were 59% of service and other revenues in the second quarter of 1997 compared to 60% in the second quarter of 1996. Service and other costs were 63% of service and other revenues during the first six months of 1997 compared to 61% for the same period in 1996. The increase in costs of service and other as a percentage of service and other revenues during the first six months of 1997 is due primarily to an increase in the cost of maintenance parts shipped to customers under the related service agreements during the first quarter of 1997.

RESEARCH AND DEVELOPMENT COST

Research and development cost decreased $154,000 during the second quarter of 1997 as compared to the second quarter of 1996. This decrease was primarily due to a decline in the use of subcontractor software engineers offset by a decline in the capitalization of certain software development costs. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain software development costs relating to the enhancement of existing products and to the development of new products. Research and development cost increased $348,000 during the first six months of 1997 as compared to the first six months of 1996. The increase was primarily due to a decline in capitalization of software development costs during the first six months of 1997 as compared to the same period in 1996.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense declined $1.6 million for the second quarter of 1997 as compared to the second quarter of 1996, and declined $1.4 million during the first six months of 1997 as compared to the same period in 1996. During the first quarter of 1997, in connection with the Restructuring, the Company downsized its Cybernetics and Pulse Technologies, Inc. ("Pulse") subsidiaries and consolidated several of its administrative functions and facilities.

RESTRUCTURING COSTS

As discussed above, during the first quarter of 1997, the Company downsized its Cybernetics and Pulse subsidiaries and consolidated several of its administrative functions and facilities. The Restructuring costs incurred during the first quarter of 1997 primarily represent severance and lease buyout costs associated with those actions.

ACQUIRED TECHNOLOGY IN PROCESS

The acquired technology in process costs of $16.9 million incurred in the first quarter of 1996 reflect the fair value of the software products under development at Cybernetics that had not achieved technological feasibility at the date of the Company's acquisition of Cybernetics, and had no alternative future uses, and were therefore charged against the Company's operations at the time of the acquisition.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


INTEREST AND OTHER INCOME, NET

Interest and other income remained consistent during the second quarter of 1997 as compared to the same period in 1996. Interest and other income decreased during the first six months of 1997 compared to the same period in 1996 primarily due to the sale of a major portion of the Company's lease portfolio during the first quarter of 1996 and lower cash balances during the first six months of 1997 as compared to the same period in 1996.

INCOME TAXES

The Company's effective income tax rate was 38% for the second quarter of 1997 as compared to 37% for the same period in 1996. Income taxes decreased during the first six months of 1997 to a tax benefit of $1.3 million, as compared to a tax expense of $4.1 million during the same period in 1996. This change was primarily caused by the non-deductible acquired technology in process and other costs incurred during the first quarter of 1996 associated with the Company's acquisitions during that period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $30.2 million at June 30, 1997 and December 31, 1996. Cash and cash equivalents and short-term investment balances were $13.1 million at June 30, 1997 compared to $14.8 million at December 31, 1996. Operating activities generated $452,000 in cash during the six month period ended June 30, 1997 compared to $877,000 in cash for the same period in 1996. This decrease was due to a decrease in cash from continuing operations which was $2.2 million for the first six months of 1997 as compared to $2.6 million for the same period in 1996. Cash and cash equivalents used to invest in the purchase of property and equipment was $2.2 million for the first six months of 1997 and $2.0 million for the first six months of 1996. The capitalization of software development costs decreased from $1.7 million during the first six months of 1996 to $769,000 for the same period in 1997. Proceeds from the exercise of stock options decreased to $829,000 during the first six months of 1997 from $5.1 million during the same period in 1996.

The Company had an unsecured line of credit of $12.5 million with a commercial bank under a commitment that expired in January 1997 and was not renewed. The Company has received a letter of intent with a commercial bank to implement a new $7 million, secured line of credit and is currently in the process of finalizing that agreement.

The Company expects that its current cash balances and short-term investments, together with cash anticipated to be provided by operating activities, will be sufficient to fund its working capital requirements (including research and development) through the balance of 1997. However, the Company's ability to achieve that result will be affected by the amount of cash generated from operations and the pace that its available resources are utilized. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity. If additional funds are raised by issuing equity, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms, or at all.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and certain individuals indicated below are named as defendants in the following lawsuits, each of which were filed on the date indicated in the United States District Court for the District of Connecticut, allegedly on behalf of certain of the Company's shareholders, each of which claim certain alleged misleading representations regarding the Company's acquisition of Surefind and Cybernetics and their operations, each of which seek damages in an unspecified amount.

1. Warburgh v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkesian and Kent M. Klineman, filed April 25, 1997.
      -----------------------------------------------------------------

2. Wallace v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkesian, Harry Peisach, and Kent M. Klineman, filed May 21, 1997.
      -------------------------------------------------------------------

3. Augenbaum v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkesian, Kent M. Klineman, Robert Jeserum and Herbert Balzuweit, filed May 23, 1997.
      ------------------------------------------------------------------------

4.    Romano, et. al. v. EIS International, Inc., Joseph J. Porfeli, Edward
      J. Sarkesian, and Kent M. Klineman, filed June 4, 1997.
      ---------------------------------------------------------------------

5. Dechter v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkesian, Kent M. Klineman and Harry Peisach, filed June 4, 1997.
      ------------------------------------------------------------------

The Company expects that these lawsuits will be consolidated and that a single amended complaint will be filed. The Company and various other defendants have retained counsel, the claims are being reviewed, and the lawsuits will be vigorously defended.

The Company is a party to various legal actions and claims arising in the ordinary course of its business. The Company believes that it has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 2.      Changes in Securities.

               None.

Item 3.      Defaults Upon Senior Securities.

               None.

Item 4.      Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on July 24, 1997. The results of voting at this meeting are provided below:

                                                               Broker
Election of Directors         For          Withheld           Non-Votes
---------------------      ---------       --------           ---------
Kent M. Klineman           7,836,307       172,959                -
James E. McGowan           7,841,475       167,791                -


                                                                        Broker
Ratification of Auditors     For           Against        Abstain      Non-Votes
------------------------  ----------       -------        -------      ---------
KPMG Peat Marwick         7,963,162        22,932         23,172           -



The following directors continue to serve their respective terms: Robert J. Cresci, Robert M. Jesurum, and Charles W. McCall.

Item 5.      Other Information.

               None.

Item 6.      Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               Exhibit 11 - Statement Re Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               On May 28, 1997, the Company filed Form 8-K to report the adoption of a Shareholder Rights Plan effective May 16, 1997. This plan provides for distribution to shareholders of certain rights to acquire shares of the Company's equity securities. Under certain circumstances, the rights are exerciseable in the event that a person or group acquires, or has the right to acquire, 20% or more of the Company's outstanding common stock, or has commenced a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of the Company's common stock.

                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             EIS INTERNATIONAL, INC.





  Date:  August 13, 1997                  By:  /s/ James E. McGowan
       ---------------------------           ----------------------
                                          James E. McGowan
                                          President and Chief Executive Officer



  Date:  August 13, 1997                  By:  /s/ Frederick C. Foley
       ---------------------------           ------------------------
                                          Frederick C. Foley
                                          Senior Vice President, Finance,
                                          Chief Financial Officer and Treasurer