Form 10-Q
period 1997-09-30
EIS INTERNATIONAL INC /DE/
filed 1997-11-13
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from ___________ to__________

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

                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X           NO
                                   ----            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of
October 23, 1997:   11,640,834 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

     INDEX to Financial Statements Filed with Quarterly Report of Registrant on Form 10-Q for the Quarter Ended September 30, 1997
                                   (Unaudited)


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                             Page
                                                                           ----
Unaudited Consolidated Balance Sheets as of
September 30, 1997 and December 31, 1996                                     3

Unaudited Consolidated Statements of Operations
for the three and nine months ended
September 30, 1997 and 1996                                                  4

Unaudited Consolidated Statements of Cash Flows
for the nine months ended September 30, 1997 and 1996                        5

Notes to Consolidated Financial Statements
(unaudited)                                                                6-7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                             8-11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities                                   Not Applicable

Item 3.  Defaults Upon Senior Securities                         Not Applicable

Item 4.  Submission of Matters to a Vote of
         Security Holders                                        Not Applicable

Item 5.  Other Information Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  14

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                     September 30,  December 31,
                                                                         1997           1996
                                                                     ------------   -----------
Assets                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                         $ 16,297     $ 11,099
     Short-term investments                                               2,359        3,660
     Accounts receivable, trade, less allowances
       for doubtful accounts and sales returns of
       $5,468 in 1997 and $6,117 in 1996                                 14,825       21,335
     Current portion of installment and lease receivables                 1,658        2,007
     Inventories (note 4)                                                 5,496        7,732
     Deferred income taxes                                                9,148        8,638
     Refundable income taxes                                              2,359        2,450
     Prepaids and other current assets                                      931          576
                                                                       --------     --------
        Total current assets                                             53,073       57,497

Capitalized software development costs, net                               4,523        4,617
Property and equipment, net                                               7,615        8,181
Installment and lease receivables, less current portion                   1,517        2,470
Other assets                                                              1,733        1,925
                                                                       --------     --------
        Total assets                                                   $ 68,461     $ 74,690
                                                                       ========     ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                          $ 13,738     $ 18,894
     Deferred revenue                                                     6,011        5,683
     Net liability of discontinued operations                               762        2,738
                                                                       --------     --------
        Total current liabilities                                        20,511       27,315

Deferred income taxes                                                     1,829        1,829
Other liabilities                                                           266          304
                                                                       --------     --------
        Total liabilities                                                22,606       29,448

Commitments and Contingencies
Stockholders' equity:
     Common Stock, $.01 par value, 15,000,000
         shares authorized, issued 11,639,584 shares
         in 1997 and 11,173,252 shares in 1996                              116          112
     Additional paid-in capital                                          59,714       58,268
     Accumulated translation adjustments                                   (418)        (196)
     Retained deficit                                                   (12,652)     (12,037)
     Treasury stock, at cost - 101,225 shares in
         1997 and 1996                                                     (905)        (905)
                                                                       --------     --------
        Total stockholders' equity                                       45,855       45,242
                                                                       --------     --------
        Total liabilities and stockholders' equity                     $ 68,461     $ 74,690
                                                                       ========     ========



          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                        Three Months             Nine Months
                                                     Ended September 30,     Ended September 30,
                                                    ---------------------   ----------------------
                                                       1997        1996        1997        1996
                                                    ---------   ---------   ---------   ----------
Net revenues:
     Product and software sales                     $ 14,117    $ 12,763    $ 44,415    $ 59,331
     Service and other                                 6,884       5,443      19,922      15,256
                                                     --------    --------    --------    --------
                                                      21,001      18,206      64,337      74,587
Cost of revenues:
     Cost of product and software sold                 4,563       8,667      16,057      24,168
     Cost of services and other                        3,505       3,969      11,657       9,939
                                                     --------    --------    --------    --------
                                                       8,068      12,636      27,714      34,107
                                                     --------    --------    --------    --------
                 Gross margin                         12,933       5,570      36,623      40,480
                                                     --------    --------    --------    --------

Operating cost and expense:
     Research and development cost                     2,769       3,499       9,171       9,553
     Selling, general, and administrative              8,045       8,944      26,486      28,827
     Restructuring costs                                   -           -       2,877           -
     Acquired technology in process                        -       1,345           -      18,245
                                                     --------    --------    --------    --------
                                                      10,814      13,788      38,534      56,625
                                                     --------    --------    --------    --------
                 Operating income (loss)               2,119      (8,218)     (1,911)    (16,145)

Interest and other income, net                           363         292         895         986
                                                     --------    --------    --------    --------

Income (loss) before income taxes                      2,482      (7,926)     (1,016)    (15,159)
     Income tax benefit (expense)                       (934)      2,435         401      (1,623)
                                                     --------    --------    --------    --------

Income (loss) from continuing operations               1,548      (5,491)       (615)    (16,782)
                                                     --------    --------    --------    --------

Discontinued operations:
Loss on discontinued operations,
 net of tax                                                -      (1,395)          -      (2,776)
                                                    --------    --------    --------    --------
Net income (loss)                                   $  1,548    $ (6,886)   $   (615)   $(19,558)
                                                    ========    ========    ========    ========

Primary and fully diluted income (loss)
 per share:
     Continuing operations                          $  0.13     $ (0.50)    $ (0.05)    $ (1.59)
     Discontinued operations                              -       (0.13)          -       (0.26)
                                                    --------    --------    --------    --------
     Primary and fully diluted income
       (loss) per share                             $  0.13     $ (0.63)    $  (0.05)   $ (1.85)
                                                    ========    ========    ========    ========

Weighted average common and common
 equivalent shares:
     Primary and fully diluted                        11,887      10,971       11,289     10,560



          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)
                                                             Nine Months
                                                          Ended September 30,
                                                        ----------------------
                                                          1997        1996
                                                        ---------    ---------
Cash flows from operating activities:
     Net loss                                           $  (615)     $(19,558)
     Adjustments to reconcile net loss
       to net cash provided by (used in)
       operating activities:
         Provision for doubtful accounts and
           sales returns                                  2,518         4,035
         Write-off acquired technology in process             -        18,245
         Depreciation and amortization                    5,949         5,054
         Deferred income taxes                             (510)            -
     Changes in assets and liabilities:
         Accounts receivable, trade                       3,992        (1,497)
         Installment and lease receivables                1,302        (1,777)
         Inventories                                      2,236           681
         Prepaids and other current assets                 (355)          (80)
         Accounts payable and accrued expenses           (5,152)       (5,398)
         Deferred revenue                                   328          (790)
         Other                                             (704)         (945)
                                                         -------      --------
Net cash provided by (used in) continuing operations      8,989        (2,030)
Cash used in discontinued operations                     (1,976)         (604)
                                                         -------      --------
Net cash provided by (used in) operating activities       7,013        (2,634)
                                                         -------      --------

Cash flows from investing activities:
     Purchases of property and equipment                 (3,671)       (3,371)
     Sales of short-term investments                      3,371             -
     Purchases of short-term investments                 (2,070)            -
     Capitalization of software development costs          (944)       (2,118)
     Purchases of businesses, net of cash acquired            -        (7,340)
                                                         -------      --------
Net cash used in investing activities                    (3,314)      (12,829)
                                                         -------      --------

Cash flows from financing activities:
     Sale of lease portfolio                                  -         5,200
     Purchase of treasury stock                               -          (386)
     Proceeds from exercise of stock options              1,499         5,630
                                                         -------      --------
Net cash provided by financing activities                 1,499        10,444
                                                         -------      --------
Net increase (decrease) in cash and cash equivalents      5,198        (5,019)
Cash and cash equivalents at beginning of period         11,099        21,002
                                                         -------      --------
Cash and cash equivalents at end of period              $16,297      $ 15,983
                                                         =======      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                       $    32      $     99
         Income taxes                                       158         3,267
     Non-cash financing activities:
         Tax benefit from exercise of stock options           -         2,125



          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Basis of Presentation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three and nine month periods ended September 30, 1997 may not be indicative of the results for the full year.

(2)  Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  Discontinued Operations and Restructuring

     On February 28, 1997, at the recommendation of new management, the Board of Directors of the Company resolved to discontinue the operations of Surefind Information, Inc. ("Surefind"). Accordingly, the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 have been reclassified to reflect the results of Surefind on a discontinued operations basis. The results of Surefind for the three and nine months ended September 30, 1997 have been charged against the provision for estimated operating losses during the phase out period established at December 31, 1996.

     On March 3, 1997, the Company announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus the Company on its core business and to reduce costs. During the first quarter of 1997, in connection with the Restructuring, the Company recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $0.5 million of other costs.

(4)  Inventories

     Inventories primarily consists of finished goods as of September 30, 1997 and December 31, 1996.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)


(5)  New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which is effective for all interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces primary and fully diluted earnings per share ("EPS") with "basic" and "diluted" EPS on the face of the statement of operations. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its financial position or results of operations.

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

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Earlier application of this statement is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will change the manner of presentation of its financial statements as currently and previously reported.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

In addition to historical information contained herein, this document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. All statements included in this document regarding the Company's financial position, business strategy and plans, objectives for future operations, industry conditions -- other than statements of historical facts -- are forward-looking statements. While these statements reflect the Company's reasonable assumptions, based upon management's beliefs and information currently available to it, the Company can give no assurance that such expectations will prove to be correct.

These statements are subject to certain risks, uncertainties, and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, technological change, product introductions and acceptance, distribution networks, changes in industry practices, one-time events and other factors described herein and under the heading "Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the year ending December 31, 1996. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, the Company may experience material fluctuations in its future quarterly and annual operating results that may vary materially from those described herein and that could materially and adversely affect its business, financial condition, operating results and stock price. The Company does not intend to update these forward-looking statements.

Results of Operations

NET REVENUES

Net revenues increased 15% from $18.2 million in the third quarter of 1996 to $21.0 million in the third quarter of 1997. Product and software sales revenue during the third quarter of 1997 increased $1.4 million (11%) while service and other revenues also increased $1.4 million (26%) from the third quarter of 1996. The increase in product and software sales revenue during the third quarter of 1997 compared to the third quarter of 1996, is primarily the result of two factors: first, the Company's allowance for sales returns decreased by $627,000 during the third quarter of 1997 compared to the third quarter of 1996; and second, the Company's decision during the third quarter of 1996 to take back a call processing system as a result of a customer dispute, which reduced revenue by $2.2 million during that period. The increase in service and other revenues during the third quarter of 1997 compared to the third quarter of 1996 was primarily due to expansion of the Company's customer base covered by service contracts and the expansion of its systems integration business.

Net revenues of $64.3 million during the first nine months of 1997 decreased $10.3 million (14%) from $74.6 million during the first nine months of 1996. Product and software sales revenue during this period decreased $14.9 million (25%) while service and other revenues increased $4.7 million (31%) from the first nine months of 1996. The decrease in Product and software sales revenue is primarily a result of a decrease in sales of the Company's mature products which were not offset by an increase in sales of its newer products, and a decrease in sales of the Company's wholly owned subsidiary, Cybernetics Systems International Corp. ("Cybernetics"). The increase in service and other revenues during the first nine months of 1997 compared to the first nine months of 1996 was primarily due to expansion of the Company's customer base covered by service contracts and the expansion of its systems integration business.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


COST OF REVENUES

Cost of revenues was 38% of net revenues in the third quarter of 1997 compared to 69% of net revenues in the third quarter of 1996. The cost of product and software sold as a percentage of product and software sales revenue decreased to 32% in the third quarter of 1997 from 68% in the third quarter of 1996. The decrease in cost of product and software sold as a percentage of product and software sales revenue during the third quarter of 1997 compared to the third quarter of 1996 is primarily due to four factors. First, the percentage of product and software sold associated with hardware declined by 29% during the third quarter of 1997 as compared to the third quarter of 1996 as a result of customers purchasing the Company's software to be installed on existing hardware. Second, during the third quarter of 1996, the Company recorded an inventory write-down of $1.8 million related to the acceleration of the end-of-life cycle for its OCM and System 7000 products as a result of the Company's growing confidence in its newer, faster Centenium and CPS product lines. Third, the cost of product and software sold as a percentage of product and software sales revenue in the third quarter of 1996 was negatively affected by the lower revenue base used in the calculation as a result of the sales returns and allowance explained above under "Net Revenues". And finally, staffing expenses included in the cost of product and software sold during the third quarter of 1997 decreased from the staffing expenses during the third quarter of 1996.

Cost of revenues was 43% of net revenues during the first nine months of 1997 compared to 46% during the same period in 1996. The cost of product and software sold as a percentage of product and software sales revenue decreased to 36% during the first nine months of 1997 as compared to 41% for the same period in 1996. The above explanations for the decrease in cost of product and software sold as a percentage of product and software sales revenue during the third quarter of 1997 as compared to the third quarter of 1996, were also the primary causes for the decrease in cost of product and software sold as a percentage of product and software sales revenue for the 9 month periods.

Service and other costs were 51% of service and other revenues in the third quarter of 1997 compared to 73% in the third quarter of 1996. Service and other costs were 59% of service and other revenues during the first nine months of 1997 compared to 65% for the same period in 1996. The decrease in costs of service and other as a percentage of service and other revenues during 1997 is due primarily to expenditures incurred during the 1996 periods for building the infrastructure of the service organizations in advance of generating additional service revenue. The improvement in the 1997 periods also resulted from a decline in the cost of supplying parts under customer maintenance agreements, during the third quarter of 1997, as a result of management's efforts to improve this operation.

RESEARCH AND DEVELOPMENT COST

Research and development cost decreased $730,000 from $3.5 million in the third quarter of 1996 to $2.8 million during the third quarter of 1997 and also decreased $382,000 from $9.6 million during the first nine months of 1996 to $9.2 million during the first nine months of 1997. These decreases were primarily due to a decline in the use of subcontract software engineers.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense decreased $899,000 from $8.9 million in the third quarter of 1996 to $8.0 million during the third quarter of 1997 and also decreased $2.3 million from $28.8 million during the first nine months of 1996 to $26.5 million during the first nine months of 1997. These decreases were primarily due to the fact that during the first quarter of 1997, in connection with the Restructuring, EIS consolidated several of its administrative functions and facilities and downsized its Cybernetics and Pulse Technologies, Inc. ("Pulse") subsidiaries.

RESTRUCTURING COSTS

As discussed above, during the first quarter of 1997, the Company downsized its Cybernetics and Pulse subsidiaries and consolidated several of its administrative functions and facilities. The Restructuring costs of approximately $2.9 million incurred during the first quarter of 1997 primarily represent severance and lease buyout costs associated with those actions.

ACQUIRED TECHNOLOGY IN PROCESS

The acquired technology in process costs of $1.3 million during the third quarter of 1996 and $18.2 million incurred during the first nine months of 1996 reflect the fair value of the software products under development at Cybernetics and Pulse that had not achieved technological feasibility at the date of acquisition, had no alternative future uses, and were therefore charged against operations at the time of the acquisitions.

INTEREST AND OTHER INCOME, NET

Interest and other income increased $71,000 during the third quarter of 1997 as compared to the same period in 1996. This increase was due to higher cash and cash equivalent balances during the third quarter of 1997 as compared to the third quarter of 1996. Interest and other income decreased $91,000 during the first nine months of 1997 compared to the same period in 1996 primarily due to the sale of a major portion of the Company's lease portfolio during the first quarter of 1996, and higher cash and cash equivalent balances during the first six months of 1996.

INCOME TAXES

The Company's effective income tax rate was 38% for the third quarter of 1997 as compared to 31% for the same period in 1996. The Company had a tax benefit of $401,000 during the first nine months of 1997, as compared to a tax expense of $1.6 million during the same period in 1996. This difference was primarily attributable to the non-deductible acquired technology in process and other costs incurred during the first and third quarters of 1996 associated with the Company's acquisitions during those periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $32.6 million at September 30, 1997 as compared to 30.2 million at December 31, 1996. Cash and cash equivalents and short-term investment balances were $18.7 million at September 30, 1997 compared to $14.8 million at December 31, 1996. Operating activities generated $7 million in cash during the nine month period ended September 30, 1997 compared to the use of $2.6 million in cash for the same period in 1996. This increase in cash provided by operations was primarily due to improved collections in accounts receivable and lease receivables, along with lower inventory levels as of September 30, 1997. Cash and cash equivalents used to invest in the purchase of property and equipment was $3.7 million for the first nine months of 1997 and $3.4 million during the first nine months

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


of 1996. The capitalization of software development costs decreased from $2.1 million during the first nine months of 1996 to $944,000 for the same period in 1997. This decline was primarily due to the Company's focus on improving features in software already generally available, in addition to ongoing research and development efforts which do not qualify for capitalization under Statement of Financial Accounting Standards No. 86. Proceeds from the exercise of stock options decreased to $1.5 million during the first nine months of 1997 from $5.6 million during the same period in 1996.

On September 3, 1997, the Company entered into a Loan Document Modification Agreement (the "New Loan Agreement") which amended the terms and conditions under the previous line of credit. Under the New Loan Agreement, the Company may borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the bank's prime rate plus .75%. The New Loan Agreement is secured by substantially all assets of the Company and expires on September 2, 1998. There were no amounts outstanding under the New Loan Agreement as of September 30, 1997. Prior to the New Loan Agreement, the Company had an unsecured line of credit of $12.5 million with the same commercial bank under a commitment that expired in January 1997.

The Company expects that its current cash balances and short-term investments, together with cash anticipated to be provided by operating activities, and amounts available under the New Loan Agreement, will be sufficient to fund its working capital requirements (including research and development) for the foreseeable future. However, the Company's ability to achieve that result will be affected by the amount of cash generated from operations and the pace that its available resources are utilized. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity. If additional funds are raised by issuing equity, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms, or at all.

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

1.   Warburgh v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian
     ---------------------------------------------------------------------------
     and Kent M. Klineman, filed April 25, 1997.
     -------------------------------------------

2.   Wallace v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian,
     ---------------------------------------------------------------------------
     Harry Peisach, and Kent M. Klineman, filed May 21, 1997.
     --------------------------------------------------------

3.   Augenbaum v. EIS International, Inc., Joseph J. Porfeli, Edward J.
     ------------------------------------------------------------------
     Sarkisian, Kent M. Klineman, Robert Jesurum and Herbert Balzuweit, filed
     ------------------------------------------------------------------------
     May 23, 1997.
     -------------

4.   Romano, et. al. v. EIS International, Inc., Joseph J. Porfeli, Edward J.
     ------------------------------------------------------------------------
     Sarkisian, and Kent M. Klineman, filed June 4, 1997.
     ----------------------------------------------------

5.   Dechter v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian,
     ---------------------------------------------------------------------------
     Kent M. Klineman and Harry Peisach, filed June 4, 1997.
     -------------------------------------------------------

These lawsuits have been consolidated into a single case and the Company expects an amended complaint will be filed by December 1997. The Company and various other defendants have retained counsel, the claims are being reviewed, and the lawsuits will be vigorously defended.

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

     (a) Exhibits

          Exhibit 10.32 - Loan Document Modification Agreement

          Exhibit 11 - Statement Re Computation of Earnings Per Share

          Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

          None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EIS INTERNATIONAL, INC.





Date:  November 12, 1997             By:  /s/ James E. McGowan
     -----------------------            ----------------------
                                        James E. McGowan
                                        President and Chief Executive Officer


Date: November 12, 1997               By:  /s/ Frederick C. Foley
     ---------------------               ------------------------
                                         Frederick C. Foley
                                         Senior Vice President, Finance,
                                         Chief  Financial Officer and Treasurer