Form 10-K
period 1997-12-31
EIS INTERNATIONAL INC /DE/
filed 1998-03-30
CIK 32251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997.

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from_____________to___________.

                         Commission File Number: 0-20329
                             EIS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 06-1017599
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

      555 Herndon Parkway, Herndon, Virginia:            20170
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (703) 478-9808

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

                                 [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.[ ]

The aggregate market value as of January 31, 1998 of Common Stock held by non-affiliates* of the Registrant was: $71,220,897.

The number of shares of Common Stock outstanding as of January 31, 1998 was:
11,540,171.

*As used herein, "voting stock held by non affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons known to the Registrant holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq National Market System on the date indicated. The determination of "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether a person or entity is an "affiliate" of the registrant for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1997. Portions of such Proxy Statement are incorporated by reference in Part III.

EIS International, Inc. and Subsidiaries

                                     PART I

Item 1.  Business

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

These statements are subject to certain risks, uncertainties, and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, technological change, product introductions and acceptance, distribution networks, changes in industry practices, one-time events and other factors described herein (see "Factors Affecting Future Results" below). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, the Company may experience material fluctuations in its future quarterly and annual operating results that may vary materially from those described herein and that could materially and adversely affect its business, financial condition, operating results and stock price. The Company does not intend to update these forward-looking statements.

Background

EIS International, Inc., and its wholly-owned subsidiaries ("EIS") provides systems, software and services to businesses that use the telephone in campaigns directed at large targeted audiences. EIS' products improve the productivity and effectiveness of call centers (also known as "contact centers"), including campaign management, staffing and technology integration. EIS is one of the world's largest suppliers of advanced technology for contact centers and a leading provider of such outbound and integrated inbound/outbound technology.

EIS designs, manufacturers, markets and supports sophisticated, full-featured contact center systems for outbound and blended inbound applications, including consumer direct marketing, fund-raising, market research, customer service and credit and collections. Staff forecasting and scheduling software is provided through Cybernetics Systems International Corp. ("Cybernetics"), a wholly-owned EIS subsidiary. EIS also provides system integration and support services for its products and products of other vendors, including project planning, requirements analysis, voice and data integration and systems engineering.

EIS customers include many outbound telemarketing service bureaus, financial institutions, major telecommunications companies, universities, cable operators, direct response marketers and publishing companies.

EIS systems employ computer telephony integration ("CTI") that adds to the efficiency and management of contact centers and substantially increase the productivity of their telephone agents. Software features of EIS systems provide for outbound intelligent/predictive dialing, database, calling list management, scripting, real-time and historical reporting and integration with the customer's computer and telephone systems. EIS' state-of-the-art dialing technology, including high-speed call switching, patented voice detection technology, sophisticated pacing algorithms and call classification, EIS systems increase the percentage of time that call center telephone agents are connected to called parties. EIS systems automate non-productive call center activities, leaving telephone agents free to spend 45-50 minutes per hour in talktime, compared with 15-20 minutes per hour in a manually operated environment. EIS systems automate calling list management, including campaign list segmentation, time zone controls and callback handling. The systems include multi-page scripting capabilities that allow for conversation branching, account history, product information, order forms and calculations presented to telephone agents online. The systems' reporting and telephone agent monitoring capabilities allow supervisors and managers to track up-to-the minute contact center activities and modify and improve the effectiveness of a telemarketing or other telephone campaigns in real time.

EIS International, Inc. and Subsidiaries

EIS systems have an open-architecture that can interface with a variety of third-party switches and software products and integrate easily with a customer's host computer and database. The systems are modular, expandable and flexible to respond to a customer's changing environment and expansion needs.

EIS products include: (i) a Call Processing System ("CPS"), a full-featured solution for outbound contact centers involved predominantly in direct marketing; (ii) OCM gold, a product licensed by EIS from AT&T since 1991 that EIS enhanced to work seamlessly with Lucent's Definity G3 switching platform;
(iii) System 7000, a system acquired in a 1993 merger with International Telesystems Corporation ("ITC") that is directed at the credit and collections market; and (iv) Centenium, a powerful client/server solution for corporate contact centers. EIS products also include SmartAgent Manager, a systems enhancement to blend outbound campaigns with inbound operations. In addition, Cybernetics has developed and markets Workforce Manager for Windows ("WMW") and EMPSx, software systems applications for employee management and planning. Prior to January 1998, EIS marketed Sound & Screen, an integrated voice and data recording and playback system for verification of telephone-based transactions. In January 1998, Sound & Screen was discontinued because it no longer fit within EIS' strategic product direction. EIS is pursuing alliance relationships with vendors that design and market systems similar to Sound & Screen.

EIS is a Delaware corporation organized in 1988. It is the successor by merger to a Connecticut corporation founded in 1980 to engage in software consulting. EIS sold its first contact center system in 1988 and became publicly traded in July of 1992. EIS' headquarters are at 555 Herndon Parkway, Herndon, VA 20170, and it may be contacted at (703) 478-9808, or through the World Wide Web at http://www.eisi.com.

On February 28, 1997, at the recommendation of EIS' management, its Board of Directors agreed to discontinue the operations of Surefind Information, Inc. ("Surefind"). The decision to discontinue those operations was made after EIS determined that a higher than anticipated level of funding would be required to exploit Surefind's products. Since that funding level was considered excessive due to the funding requirements of EIS' core business, Surefind's operations were discontinued in March 1997. Surefind incurred a net loss of approximately $3.7 million in 1996 and $2.1 million in 1995. In connection with the decision to discontinue Surefind's operations, EIS recorded a $1.8 million estimated loss, net of tax benefits, including a provision for anticipated operating losses prior to the complete disposition of Surefind.

On March 3, 1997, EIS announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus efforts on EIS' core business and to reduce costs. Under the Restructuring, Cybernetics' Fort Lauderdale, Florida facility was closed and sublet, and Cybernetics began to concentrate on the development and marketing of WMW. During 1997, EIS also terminated Pulse's operations, a Chantilly, Virginia based integration services business acquired in 1996, and integrated Pulse with EIS' core business. EIS also closed its corporate headquarters in Pittsburgh, Pennsylvania and relocated its headquarters to the Herndon facility. Approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, EIS recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $0.5 million of other costs.

Market Position

EIS systems are designed to improve efficiency and effectiveness of a variety of contact centers. In recent years, the rising cost and limited efficiency of door-to-door sales and direct mail campaigns, coupled with decreased telephone costs, has made the telephone an increasingly important tool for business-to-consumer and business to business communications. Business-to-consumer applications generally employ a large number of telephone agents engaged in calling campaigns. Manual telephone campaigns are labor intensive, and a significant amount of valuable telephone calling agent's time is consumed in making calls and retrieving and organizing data for connected calls. By automating those functions, EIS systems enable telephone agents to begin a new conversation within seconds of their completion of the last call, producing a significant increase in productivity. EIS systems' automated dialing and data management functions and EIS user-friendly telephone scripts reduce agent training and eliminate repetitive and frustrating tasks that help to improve job satisfaction and reduce agent turnover.

EIS International, Inc. and Subsidiaries

Factors that distinguish EIS systems include a modular design and open architecture to provide customers with the flexibility of integrating EIS products with customer supplied call management software. Proprietary features include predictive dialing with a patented pacing algorithm, high speed call switching, patented voice detection technology, sophisticated call management software and multi-page customer scripting capability. The system's open architecture, modularity and operating features provide a high level of flexibility, easy integration with a customer's software and hardware systems and significant price-performance advantages over competitors, resulting in highly efficient contact centers. The system is configured in contact centers to address calling campaign objectives of specific customers or specific industries.

Strategy

EIS' strategy is to provide total solutions to the contact center market. EIS intends to maintain its position as a leading provider of outbound call processing solutions and extend its strength in outbound call management to the overall contact center market, including inbound and blended inbound/outbound technologies. EIS will continue to build on its core competencies, enhance its systems' integration capabilities, strengthen strategic alliances, capitalize on opportunities for international growth and focus on customer satisfaction.

Expand and Enhance Core Competencies: EIS has significant expertise in its core business of outbound contact center management, CTI and, through Cybernetics, workforce management. Based on that expertise, EIS plans to continue to expand and enhance its product offerings, including new features for outbound applications as well as robust capabilities for inbound, blended inbound/outbound and telephone agent scheduling applications. EIS will remain focused on improving agent efficiency and effectiveness by providing information to agents through its CTI expertise.

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

Strengthen Strategic Alliances and Combinations. EIS has established and continues to strengthen alliances with other leading vendors in the customer contact market so that EIS can offer comprehensive customer contact solutions. These relationships extend worldwide and include alternative channels of distribution. EIS has also worked with vendors of contact center applications software to enable such vendors to offer versions of their software that can operate with EIS systems. EIS will continue to expand its alliance and vendor relationships, and work closely with leading vendors of telecommunications switches so that EIS products may be easily integrated with their switches.

Capitalize on Opportunities for International Growth. EIS believes that international markets provide EIS with a significant opportunity for future growth. EIS is positioning itself to increase its international presence by developing new and strengthening existing relationships with several foreign distributors and by qualifying its products for sale in additional countries. EIS intends to continue to pursue opportunities to increase its presence in its existing markets and expand into new international markets through an increase in staff and assets in Europe, Latin America and Asia, and by adding distributors in certain markets.

Focus on Customer Satisfaction. EIS believes that customer satisfaction is derived from the focus of every employee in every area of the Company on the customer experience. EIS plans to continue strengthening our partnerships with our customers to attain the highest level of customer satisfaction.

Products and Services

EIS' outbound call processing systems consist of either EIS proprietary digital switches which place calls, monitor call results and switch live calls to agents or interfaces to switches from vendors such as Lucent that operate in conjunction with call management software provided by EIS. These systems are identified by the product names Centenium, Call Processing System ("CPS"), System 7000 and OCM. EIS' proprietary switches can be combined with EIS' Gateway

EIS International, Inc. and Subsidiaries

product to enable such systems to be integrated with outside vendors' software applications. Cybernetics' workforce management products are either Unix or Windows-based software programs which gather and store data from external systems such as the ACD, and use the data to calculate work volume and schedule the number of agents needed to meet user-defined service criteria. Identified by product names of EMPSx and WorkForce Manager, these programs are used to improve efficiency in inbound contact centers.

Centenium. In September 1994, EIS introduced Centenium, its advanced contact center system that integrates outbound calling with the customer's inbound system. The Centenium system is built on a flexible, client/server architecture that distributes processing tasks and automates many facets of contact center operations from agent screen displays to management reporting. The core software for Centenium runs on a UNIX operating system with screen presentations in the Microsoft Windows environment. Centenium is designed to operate with a variety of computer platforms and several telecommunication switches, including Lucent's Definity G3, Aspect's CallCenter and Northern Telecom's Meridian 1, as well as EIS' proprietary switches. In addition to marketing Centenium to potential new customers, the Company markets Centenium to its existing customers, as well as an upgrade alternative to older systems for their expansion needs.

Centenium can be configured to meet a wide range of customer requirements. Centenium provides agents, administrators and supervisors with the information they need to handle contact center activities, including scripting, list management and center activity reporting. Centenium utilizes two sophisticated scripting packages to provide users with the ability to create agent scripts with logical branching to lead agents through presentations. Centenium users can prepare their own reports, combining data from Centenium with other databases. Supervisors can assign scripts to lists, segment lists and assign them to separate groups of agents, or filter records in real time during a campaign using Centenium tools. Centenium uses SQL (structured query language), an industry standard, to enable users to find and manipulate data in multiple formats.

Call Processing System. The CPS system consists of a digital switch, combined with either (i) EIS call management software and related computer hardware or
(ii) EIS Gateway product and the customer's host computer. Using EIS call management software, the system is a turnkey outbound processing system, with predictive dialing, voice detection, scripting and data management functions designed primarily for direct marketing applications. Used with the EIS Gateway product, the system integrates outside vendors' software applications with EIS call processing functions. The digital switch can handle 8 to 144 agent stations and can operate up to 112 analog lines, 336 digital T-1 lines, or a mix of both analog and T-1 lines. In addition, the CPS system has the ability to add both stations and trunk lines in modular increments.

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

OCM Gold. The OCM Gold is a software product that provides call management and predictive dialing through Lucent PBX switches and is designed to operate with customer host computer databases. EIS obtained exclusive third party worldwide licensing rights (except as to AT&T for certain purposes) to OCM from AT&T in June 1991. In 1993, EIS introduced OCM Gold, its first outbound call management system that can be integrated with the customer's inbound system. EIS has also successfully migrated OCM to the NCR 3000 Series microcomputers running UNIX System 5 Release 4 and to the HP Series 9000.

Smart Agent Manager. The Smart Agent Manager ("SAM") option for Centenium, System 7000 and OCM integrates those products with inbound switches from third parties including Lucent, Aspect and Northern Telecom. With SAM, the system automatically monitors the demand for agents to answer inbound calls and switches them from outbound campaigns at the same workstation to meet the contact center's specified quality levels. When the peak demand subsides, SAM moves the agents back to outbound to maximize agent productivity. EIS has utilized advanced Computer Telephony Integration techniques in partnership with the inbound switch vendors to provide this seamless operation.

EIS International, Inc. and Subsidiaries

EMPSx. EMPSx is the latest software release of Cybernetics' workforce management system family of products for the UNIX operating system. EMPSx operates on the IBM RISC System/6000 running the AIX Operating System and the Hewlett Packard 9000 series under the HP-UX Operating System. It is targeted at multi-site installations which require networking of their contact centers and large single site installations with complex workforce management requirements.

Workforce Manager for Windows. Workforce Manager for Windows offers a broad set of tools for the contact center management team to plan, track resource performance, and analyze current and future strategies. The goal for Cybernetics' Workforce Manager is to provide the contact center management team with an easy to use, yet comprehensive Workforce Management system that will help them optimize the use of their workforce, utilizing hardware and operating systems with which they are familiar.

Professional Services. The Company's Professional Services division provides CTI application development, inbound/outbound integration, network analysis, performance assessment, systems data integration, general contact center consulting, custom software development, and training.

Product Features

Important features of EIS systems include the following:

o Open Architecture -- By separating call processing and call management functions and employing industry standard operating system software, EIS is able to offer the ability to integrate a digital switch with a customer's existing call management software and host computer database. The separation of these functions allows EIS to offer a cost effective solution to customers who already have data automation systems in place and prefer to automate call processing without replacing their existing call and data management systems. By adopting a client/server architecture for Centenium, EIS has expanded the number of software applications and switches that can function with its product offering.

o Highly-Efficient Predictive Dialing -- EIS' patented, predictive dialing algorithms automatically adjust a system's dialing rate according to customer-established parameters. These algorithms are included in the software of the Centenium architecture and in the firmware of EIS digital switches enabling EIS systems to achieve highly effective call pacing, thereby maximizing agent utilization while reducing the incidence of calls for which no agent is available to as little as 1% of answered calls.

o High Speed Voice Detection and Switching -- EIS' patented voice detection and proprietary call switching technology, used in EIS' digital switch in Centenium and CPS, enables it to distinguish a voice and switch the call to an agent within 20 milliseconds (1/50th of a second), so quickly that the agent is able to hear the called party's first "Hello." This permits the agent to begin a conversation naturally, as if the agent had manually placed the call. The digital switches also automatically distinguish and dispose of busy signals, unanswered calls, telephone company recorded messages, answering and facsimile machines and modems.

o Sophisticated Call Management -- EIS systems have data management and system control capabilities, including retrieval of phone lists and associated files, data updating, call results analysis and system activity reporting. The call management software can, among other things, be programmed to automatically delete non-working numbers from phone lists, redial busy or unanswered calls after designated intervals and tailor phone list usage to implement calling campaigns during predetermined hours across multiple time zones. EIS has augmented these capabilities in the Centenium product by introducing a sophisticated message structure for communicating between elements of the system. Users gain increased control over their operations and improved ability to observe the results of campaigns through graphical representation of reports.

o Inbound/Outbound Call Management -- EIS also offers products that can control and monitor centers that perform both inbound and outbound calling activities. EIS' SmartAgent Manager product for Centenium, System 7000 and OCM provides dynamic control of agents based upon quality levels that are set by the customer.

EIS International, Inc. and Subsidiaries


o Custom Scripting -- EIS call management software provides on-screen scripting capabilities for EIS' Centenium and CPS systems. These scripts are automatically presented to the agent by the system and provide a consistent and comprehensive support function to agents in conversations with consumers. Scripts can be created by the customer's administrators without assistance from EIS. Scripts can be designed to utilize automatic conditional branching that will cause the appropriate page, field or window to be displayed based upon responses entered in particular fields by an agent.

o Modular Expansion -- EIS' digital switch can be expanded by adding circuit boards in increments of eight agent stations, eight analog trunk lines, and 24 T-1 trunk lines for EIS Centenium, CPS and System 7000 products. This modular design permits a system to grow with the customer's needs and reduces system disruption in the event of a trunk or station board failure.

o Sophisticated Automated Scheduling -- An important feature of Cybernetics' Workforce Management products, critical to the successful operation of sophisticated automated scheduling, is the "time-based" nature of its database management system; in other words, the time factor is actually embedded in the database allowing it to change dynamically over time. Standard database concepts in general cannot be used to store, retrieve and update information which can tell a user when events will happen and by whom a task will be performed. Cybernetics has built a practical, easy-to-use scheduling system, using time-based database concepts to maintain and update the workforce management database.

o ODBC Compliant -- Cybernetics' systems provide Open Database Connectivity ("ODBC") which is a standard programming interface for accessing data in both relational and nonrelational database management systems providing seamless connectivity to the customers data.

o Network Compatibility -- Cybernetics' systems are available for single site or multi site (LAN/WAN) network environments.

Year 2000 Issues

Background. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects nearly all companies and organizations.

Impact on EIS. All EIS products will be affected in some manner by Year 2000 Issues, except for EMPSx and WMW, which are already Year 2000 compliant. EIS has developed and expects to implement in 1998 a plan ("the Year 2000 Product Plan") that makes necessary modifications to its products. The current estimated cost to update EIS' products is approximately $2.0 million. EIS expects to supplement its internal resources with external resources to complete the Year 2000 Product Plan. EIS will seek to manage its research and develop costs and Year 2000 Product Plan costs, so that EIS' total research and development costs are not materially different from EIS' research and development costs in 1996 and 1997, but there can be no assurance it will be able to do so. In addition to incurring research and development costs, EIS may incur additional costs in other areas of its operation, including program management and installation services. EIS is planning to provide updated software to customers under EIS maintenance contracts, and to charge fees for on-site visits, when necessary, and for certain other services to upgrade customer software. EIS products affected by the Year 2000 issue will not be saleable during or after Year 2000, unless the Year 2000 Product Plan is completed before that date. Failure to successfully implement the Year 2000 Product Plan could have a material adverse impact on EIS' operations and financial condition. EIS expects to be successful in completing the Year 2000 Product Plan changes to all of its products; however, upgrading all customers products that require such upgrades prior to Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on the customer. Additionally, the estimated research and development costs discussed above could change materially as development of the Year 2000 Product Plan proceeds.

EIS International, Inc. and Subsidiaries

EIS is in the process of estimating the cost of bringing its internal software and hardware systems to be Year 2000 compliant. Although this process may involve additional costs, EIS believes that those costs will not have a material adverse affect on its operation and financial condition. If that update is not completed in a timely manner, or if EIS' costs exceed the current estimates, the cost of Year 2000 compliance for EIS' internal computer software and hardware systems could have at material adverse impact on its operations and financial condition. EIS also intends to determine the extent of any adverse impact resulting from failures by its major vendors and distributors to be Year 2000 compliant; however, it is currently unable to estimate any such potential adverse impact, and such adverse impact could be material.

Product Development

EIS' continuing research and development program is directed toward increasing the functionality of existing products based upon currently anticipated customer needs. A significant element of this program is the integration of EIS products into a client/server architecture in which information processing tasks are shared among multiple PCs and networked servers. This program also emphasizes the introduction of new products to broaden EIS' product lines to reach a larger segment of the CTI market and technical modification of EIS products for compliance with individual country standards in connection with EIS' international sales.

EIS will begin development of Contact Universal Exchange ("CUE") in 1998. This new technology will initially be UNIX-based, but will also be developed to support Windows NT(R) in the future. CUE will act as a state of the art contact center technology infrastructure platform. CUE will be developed in accordance with object-oriented techniques and in conformity with Common Object Request Broker ("CORBA") standards. CUE will be designed to interconnect various contact center applications (switches, predictive dialing processes, databases, fulfillment applications, workflow management applications, and related technologies) to meet demand for a unified contact center technology infrastructure platform. CUE is intended to make contact centers more efficient and productive, and protect their technology investments.

During 1995, 1996 and 1997 EIS invested $8.0 million, $14.2 million, and $11.9 million, respectively, in research and development, and also capitalized approximately $1.4 million, $2.1 million, and $1.1 million, respectively, of software development costs. EIS believes that a significant commitment of its financial resources and talent will be necessary to maintain and increase its competitive position. EIS plans to continue to devote a significant portion of its revenues to research and development, including salaries, consulting, and other costs to develop new technology.

Customers

EIS maintains customer relationships in a variety of industries. Customers include American Express, the American Cancer Society, APAC Teleservices, Bell Canada, CUC International, Fingerhut, Gannett Newspapers, GE Capital, JC Penney, Michigan State University, MBNA America Bank NA, MCI, Metropolitan Life Insurance Company, Nike, Sallie Mae, Sitel Corporation, Southwestern Bell, Spiegel, Inc., Syracuse University, Telespectrum Worldwide, Inc., Turner Vision, Inc., Warner Cable, USAA Insurance, American Airlines and Pacific Bell Operator Services.

No individual customer represented more than 10% of EIS' net revenues in 1995, 1996 or 1997.

Sales and Marketing

EIS' systems and services are marketed in the United States and the United Kingdom by a direct sales force located in numerous regional offices in those areas. EIS also has distribution agreements with third party distributors in France, Germany, Italy, Holland, Spain, Mexico and Japan. During 1995, 1996 and 1997, EIS revenues outside North America were approximately 6%, 4% and 6% of net revenues, respectively.

EIS has established and continues to strengthen alliances with leading vendors in the contact center market so that it can offer comprehensive solutions to contact centers. Those relationships are worldwide and include alternative distribution channels. EIS works with vendors of contact center application software and offers them versions of EIS' software that operate with their application software systems. EIS intends to expand those alliance and vendor relationship, and

EIS International, Inc. and Subsidiaries

work closely with leading vendors of telecommunications switches so that EIS products may be easily integrated with those switches.

Customer Support and Service

EIS systems are typically used in contact center applications and those systems are often mission critical to the customer's business. In mission critical applications, a system or component failure could suspend, or substantially interrupt a customer's business. EIS believes that its strong commitment to customer support and service is a significant competitive factor. Its customer support staff seeks to resolve most service problems through telephone consultation and remote diagnostic programs are run through a modem connected to the customer's system. If a problem cannot be corrected by telephone consultation or remote diagnostics, an EIS customer service engineer visits the customer's site, generally within eight hours of identification of a problem. Customer support is available through a toll-free number 24 hours a day, seven days a week and EIS provides 90-day warranties on its systems. Maintenance contracts are available for terms of up to three years, based on monthly, quarterly, or yearly payments. EIS' service and other revenues as a percentage of total revenues were 16.0%, 22.8%, and 31.1% in 1995, 1996 and 1997, respectively.

Competition

The market for call processing and workforce management systems is highly competitive and EIS believes that competition will intensify as other companies enter this market with CTI. EIS' principal competitors includes Davox Corporation, Mosaix, Inc. and Melita International Corporation. EIS may also encounter increased competition from existing competitors and from new market entrants, including Aspect, Rockwell and Northern Telecom that have historically competed primarily in the inbound market. In addition, for sales of application software operating in contact centers, EIS may compete with software providers and system integrators like Andersen Consulting and Electronic Data Systems Corporation. For sales of workforce management systems, EIS primarily competes with TCS Management Group, Inc. and may from time to time encounter other competitors like Pipkins, Inc., IEX Corporation, Electronic Data Systems Corporation and Affinitec Corporation. Many of EIS' current or potential competitors may have greater financial, technical and marketing resources and there can be no assurance that EIS will be able to continue to compete successfully with those competitors. As EIS expands its offerings of contact center applications, it may also encounter increased competition from third party providers of contact center applications. To date, EIS has competed on the basis of the capabilities and the price/performance of its systems, its applications expertise and the quality of customer support. As the call processing market matures and new and existing companies compete for the same customers, price competition is likely to intensify, and that competition could adversely affect EIS' operating results.

Regulatory Environment

Certain applications of outbound call processing systems are regulated by federal and state law. In addition, the Federal Fair Debt Collection Practices Act prohibits certain consumer debt collection practices, including telephone communication at any unusual or inconvenient time or place. That act also prohibits repeated or continuous ringing of the telephone or communications by debt collectors with an intent to annoy, abuse or harass. The Federal Telephone Consumer Protection Act (the "TCPA") prohibits the use of automatic dialing equipment to call emergency telephone lines, health care and similar facility telephone lines where a called party is charged for incoming calls, like pager and cellular phone services. TCPA also prohibits use of automated equipment to engage two or more lines of a multi-line business simultaneously. Among other things, TCPA requires the Federal Communications Commission ("FCC") to initiate a rulemaking proceeding concerning the need to protect residential telephone subscribers' privacy rights to avoid receiving telephone solicitations they object to. The FCC rules also require that telemarketers call consumers only between 8 a.m. and 9 p.m., local time. In addition, certain states have laws similar to the above described FCC prohibitions that limit access to telephone subscribers who object to such solicitations. Although compliance with the described laws may limit the potential use of EIS' systems in some areas, EIS' systems may be programmed to operate in full compliance with those laws through appropriate calling lists and campaign calling time parameters.

To minimize the likelihood that EIS' products will be subject to existing and future laws and regulations, EIS works closely with industry organizations like the Direct Marketing Association, the North American Telecommunication Association and the American Telemarketing Association to educate consumers, system customers and legislators about

EIS International, Inc. and Subsidiaries

the significant distinction between predictive dialing systems which promote person-to-person contacts and automated dialing recorded message players which play recorded messages without live telephone agents.

A number of technical elements of EIS' systems are subject to and conform with Federal Communications Commission regulations under the Federal Communications Act of 1934. Additional products developed by EIS may also be required to comply with those regulations before they can be sold in the United States. To the extent EIS markets its products internationally, it must comply with applicable foreign laws, including certification of those products by foreign regulatory organizations. There can be no assurance that EIS will not encounter delays or difficulty in obtaining those certifications and approvals.

Manufacturing and Quality Assurance

EIS systems are manufactured, assembled and tested primarily by Kimchuk, Inc. ("Kimchuk"), an independent contractor. EIS' agreement with Kimchuk expires in July 1998; however that agreement has an automatic one-year renewal term, unless either party gives 90 days' notice of an intent not to renew it. During the term of this agreement, Kimchuk has a right of first refusal to manufacture certain EIS' products and related components, subject to certain conditions. EIS may terminate this agreement, if Kimchuk is unable to satisfy EIS' quality assurance requirements within a specified time after notice to Kimchuk, or Kimchuk is unable to meet EIS' demand for products as specified in the agreement. The functions of any EIS manufacturer are conducted in accordance with EIS specifications and under the direction of EIS' engineering staff. EIS has used Kimchuk to produce its systems for more than five years. EIS believes that for at least the next 12 months, Kimchuk has sufficient capacity to meet EIS' anticipated production requirements. Prior to 1997, EIS also utilized Electronic Instrumentation and Technology, Inc., ("EIT") to manufacture certain parts for which EIS no longer has a significant requirement.

Because EIS' systems are manufactured from standard industry components, it believes that it could make arrangements with other vendors to increase its output, or replace a current contractor. To date, adequate supplies of these components and alternative supplies for other components that are currently single-sourced have been available in a timely manner from a variety of vendors.

EIS has a software quality assurance program to insure that software releases function properly and related documentation is complete. Various simulation tools are used for testing software prior to release, and the computerized user tracking system is able to document reported problems and resolutions. This tracking system permits analysis of customer problems to determine if service announcements for software changes are required.

The personal computers used in the EIS contact center system are supplied by four manufacturers and interruption in the supply of those computers, or the required peripherals could disrupt or delay the shipment of EIS systems to contact center customers.

Intellectual Property

EIS' U.S. patent for voice detection technology, based on a unique method of wave form analysis expires in 2005. EIS' U.S. patent for a method of randomizing telephone numbers also expires in 2005; its U.S. patent for the digital voice protocol converter and port controller expires in 2006; its U.S. patent for the digital voice recording, reproduction and telephone network signaling using direct storage in RAM of PCM-encoded data expires in 2006; its U.S. patent for regulating arrivals of customers to servers expires in 2006; its U.S. patent for a telephone trunk interface circuit expires in 2006; its U.S. patent for an alternate memory addressing method for information storage and retrieval expires in 2006; its U.S. patent for a redundancy and buffering design for a call processor expires in 2007; its U.S. patent for the pacing of telephone calls for call origination management systems expires in 2007; its U.S. patent for a method for the classification of audio signals on a telephone line expires in 2008; its U.S. patent for a call pacing algorithm using call progress detection technology expires in 2010; its U.S. patent for a method for call pacing to reduce abandoned calls expires in 2011; its U.S. patent for a system for integrating a stand-alone inbound automatic call distributor and an outbound predictive dialer expires in 2012; its U.S. patent for an advanced method for answer machine detection expires in 2012; its U.S. patent for a system that archives both voice and data in a contact center which expires in 2015; its U.S. patent for integrating a stand alone inbound automatic call distributor and an outbound automatic call dialer

EIS International, Inc. and Subsidiaries

which expires in 2015; its U.S. patent for outbound call pacing method which statistically matches the number of calls dialed to the number of available operators expires in 2015; and its U.S. patent for a system for adding outbound dialing to inbound call distributors expires in 2015.

In December 1997, EIS filed a U.S. patent application for outbound switch pacing. EIS also has 4 pending U.S. patent applications on: a method for motivating call center agents; voice interactive call center training using actual screen and screen logic; real-time on-line call verification systems; and a communication management system that manages agent responses to clients over the Internet.

Because of the rapid change in technology in contact centers and since EIS recognizes that its success depends on its ability to continue to provide technology enhancements for current and future products, EIS does not believe that the expiration of its patents will have any material adverse effect on its business.

Factors Affecting Future Results

In addition to factors described elsewhere in this report, a number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

o A variety of factors influence EIS' net sales in a particular quarter, including general economic conditions in the call processing industry, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products, the introduction of new products by competitors, acquisitions, production and quality problems, changes in the cost of materials, disruption in sources of supply, seasonal patterns of capital spending by customers and other factors, many of which are beyond EIS' control. Since a substantial portion of EIS' expenses do not vary relative to its sales levels, if net sales in any quarter do not meet expectations, that could have a material adverse effect on EIS' business, financial condition and results of operations. EIS derives a substantial portion of its sales from products that may cost in excess of $150,000 and a failure to close a small number of transactions could have a significant impact on EIS' net sales and operating results in any given quarter.

o The market for call processing systems is based upon sophisticated technologies and is subject to rapid technological change. Current or new competitors may introduce new products, features or services that could adversely affect EIS' competitive position. To date, EIS' research and development programs have produced system features and enhancements to address customer requirements and competitive conditions. However, EIS believes that to remain competitive it must continue to improve its products and related services and develop and successfully market new products and services. The success of any new product depends on a variety of factors, including product selection, successful and timely completion of product development and EIS' ability to offer its products at competitive prices.

o The market for call processing systems is highly competitive and EIS believes that competition will intensify as new companies enter the market. EIS may encounter increased competition from existing competitors and from new market entrants, including companies which have historically competed primarily in the inbound call processing market. In addition, for sales of applications software to contact centers, EIS may compete with third party software providers and system integrators. Many current or potential competitors may have greater financial, technical and marketing resources than EIS. As EIS expands its offerings of contact center applications, it may also encounter increased competition from providers of contact center applications. As the call processing market matures and new and existing companies compete for the same customers, price competition is likely to intensify (see "Business - Competition")

o From time to time, EIS may consider strategic acquisitions. Its ability to succeed with those acquisition will depend on many factors, including the successful identification and acquisition of those businesses and EIS' ability to integrate and operate them effectively. The consideration paid for those acquisitions, the diversion of the attention of management to integrate the acquired business and difficulties encountered in the integration process could have a material adverse effect on EIS' business, financial condition and results of operations. In

EIS International, Inc. and Subsidiaries

     the past, EIS experienced difficulties with the successful identification and integration of several acquisitions (see "Business - Background").

o EIS' success will depend in part on its ability to obtain and maintain patent protection for its products, preserve its trade secrets and operate without infringing on the proprietary rights of third parties. EIS attempts to protect its technology by, among other things, investing significant resources in obtaining and maintaining patents, copyrights and trade secrets. The call processing industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have often resulted in significant and often protracted and expensive litigation. Any assertions of intellectual property claims could require EIS to discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages, and to develop non-infringing technology or to acquire licenses to the alleged infringed technology. Furthermore, the laws of certain foreign countries do not protect EIS' intellectual property rights to the same extent the laws of the United States (see "Business Intellectual Property").

o EIS' digital switches are manufactured, assembled and tested by Kimchuk, an independent contractor, under an agreement that has been in effect for over five years (see "Business - Manufacturing and Quality Assurance"). Any adverse developments affecting Kimchuk could result in delays in the production and delivery of EIS' systems and could have an adverse impact on their quality and operating results. Except for some integrated circuit boards provided by Kimchuk, EIS systems are manufactured from standard industry components. A delay or lack of supply of these components from existing sources, or an inability to obtain alternative sources, if and when required, could have a material adverse effect on EIS' business, financial condition and results of operations. Personal computers used in EIS' contact center systems are supplied by four manufacturers. An interruption in the supply of those computers, or related peripherals could disrupt or delay the shipment of systems to customers.

o EIS offers lease financing to customers and intends to continue that practice. In the past, EIS offered leases to entrepreneurial businesses with limited capitalization, some of which might not be considered "credit worthy" by financial institutions. EIS has an agreement with a third party leasing company to finance certain EIS systems which provides, among other things, that certain leases could be subject to a 10% recourse to EIS. EIS may enter into additional agreements with third party leasing companies to finance EIS systems, and those agreements may include recourse arrangements and discounts. In addition, from time-to-time, EIS may sell portions of its lease portfolio to third parties on terms that may include recourse provisions and discounts.

o Certain uses of outbound call processing systems are regulated by federal and state law, including the Telephone Consumer Protection Act of 1991 and the Federal Fair Debt Collection Practices. Although compliance with these laws may limit the potential uses of EIS' system in some respects, the systems may be programmed to operate in full compliance with those laws through the use of appropriate calling lists and campaign calling time parameters. There can be no assurance, however, that future legislation, if enacted, will not further restrict telephone solicitation, and adversely affect EIS. A number of technical elements EIS' systems are subject to, and conform with, Federal Communications regulations under the Federal Communications Act of 1934. Future products developed by EIS may also be subject to compliance with similar or even more restrictive regulations before they can be sold in the United States. To the extent EIS markets its products in foreign countries, it is required to comply with applicable foreign laws, including certification of those products by appropriate regulatory organizations.

o The market for call processing systems continues to evolve. EIS' future financial performance will depend, in part, on the development and continuing growth of this market. EIS believes that any such growth will require expansion of current applications of existing customers, development of new markets for those systems and increased customer acceptance. A number of factors, including the continuing development of an already generally negative consumer perception of telephone solicitation, could adversely impact the growth of various applications segments of this market.

EIS International, Inc. and Subsidiaries


o EIS' ability to develop marketable products and maintain a competitive position in light of continuing technological developments will depend, in large part, on its ability to attract and retain highly qualified personnel. Competition for the services of those employees is likely to be intense.

Because of the above and other factors, EIS' past financial performance should not be considered an indicator of its future performance.

Employees

At December 31, 1997, EIS employed 389 persons, many of whom are highly skilled. EIS' success depends on its ability to continue to attract and retain highly skilled employees. EIS has never had a work stoppage, and its employees are not represented by any labor organizations. EIS considers its employee relations to be good.

Executive Officers of EIS

The executive officers of EIS, and their age and position, are as follows:

Name                 Age  Position
------------------------- ------------------------------------------------------

James E. McGowan     54   Chief Executive Officer, President, and Director
Frederick C. Foley   52   Chief Financial Officer, Senior Vice President,
                           Finance and Treasurer
Joseph E. Smith      47   Senior Vice President, Worldwide Sales and Marketing
Kent M. Klineman     65   Secretary and Director

James E. McGowan has been EIS' Chief Executive Officer, President and a Director since February 1997. He was also President and Chief Operating Officer of EIS Systems, an operating division of EIS, from April 1996 until February 1997. From September 1993 to January 1996, he was President and Chief Executive Officer of Deluxe Data, a provider of electronic funds transfer processing and software for financial institutions and automated teller machine networks. From January 1993 to September 1993, he ran McGowan Associates, a consulting company which he founded. From January 1990 to December 1992, he served as President and Chief Executive Officer at Xerox Imaging Systems.

Frederick C. Foley has been EIS' Senior Vice President, Finance, since October 1994, Chief Financial Officer of EIS from October 1994 to January 1996 and again since February 1997, and Treasurer from January 1994 until April 1996 and again since February 1997. From April 1993 until October 1994, he served as Vice President, Finance, of EIS. He served as EIS' Controller from October 1991 until November 1993. He was elected as an executive officer of EIS in April 1993.

Joseph E. Smith has been EIS' Senior Vice President of worldwide sales, marketing and product management, since June 1997. His areas of responsibility include overall company marketing, new business development, strategic alliances, account management and international operations. From February 1996 to June 1997, Mr. Smith was General Manager and Executive Vice President of InteliData Technologies Corporation, a Herndon-based technology company where he was responsible for the company's electronic commerce division. From January 1994 to January 1996, Mr. Smith was Senior Vice President at Deluxe Data. From January 1989 to January 1994, Mr. Smith was founder and president of Altus, a start-up consulting, publishing and market-research firm that served Fortune 500 and high-tech clients. Mr. Smith's previous experience includes senior-level sales, marketing and client-services positions at high-tech companies, including CalComp and IBM.

Kent M. Klineman has been EIS' Secretary and a Director since June 1988 and served as Treasurer from June 1988 until December 1989. He is an attorney and private investor and serves as a Director of a number of closely-held companies. He is also a Director of Concord Camera Corp., a publicly held corporation.

EIS International, Inc. and Subsidiaries


Item 2.  Properties

EIS' executive offices are located in Herndon, Virginia. This facility has approximately 65,000 square feet and is leased through December 31, 2001, at a current annual base rent of $1.2 million, plus charges for proportionate real estate taxes and operating costs. EIS also leases space in Stamford, Connecticut, primarily for engineering activities. This facility has approximately 37,000 square feet and is leased through December 31, 2001, at an annual base rent of approximately $639,000, plus charges for direct costs. During December, 1997, over one-third of this office was sublet through September 1998 and EIS is continuing to seek a permanent sublet arrangement or release from its obligations on this portion of its Stamford facility. This sublease is expected to reduce rent expense by approximately $264,000 during this period.

EIS also leases space in Chantilly, Virginia. This facility has approximately 20,000 square feet and is leased through January 2003 at an annual base rent of $229,000. During the first quarter of 1998, the Company consolidated the operation of this facility into its Herndon, Virginia facility. The Company is currently seeking to sublease the Chantilly, Virginia space.

During the first quarter of 1997, EIS closed its 16,000 square foot Canonsburg, Pennsylvania facility and completed a release from its lease obligations which was due to expire in January 2002, and required annual base rental payments of $254,000. EIS also leases numerous regional small sales and customer support facilities in the U.S. and one facility in each of the Netherlands and the United Kingdom, all under renewable leases or occupancy arrangements for a term of one year or less. EIS believes that its facilities are adequate for its current level of employment but expects that it will require additional square footage to accommodate future business and employment growth.

Cybernetics leases space in Coral Gables, Florida. The Coral Gables facility has approximately 9,700 square feet and is leased through March 2002 at an annual base rent of $180,000. During 1997, Cybernetics closed and sublet its Fort Lauderdale, Florida, and Pleasanton, California, offices.

EIS International, Inc. and Subsidiaries


Item 3.  Legal Proceedings

The Company and certain individuals indicated below are named as defendants in the following lawsuits, each of which were filed on the date indicated in the United States District Court for the District of Connecticut, allegedly on behalf of certain of the Company's shareholders, each of which claims allege securities fraud based upon certain alleged misleading representations regarding the Company's acquisition of Surefind and Cybernetics and their operations, each of which seek damages in an unspecified amount.

1. Warburgh v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian and Kent M. Klineman, filed April 25, 1997.

2. Wallace v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, Harry Peisach, and Kent M. Klineman, filed May 21, 1997.

3. Augenbaum v. EIS International, Inc., Joseph Porfeli, Edward J. Sarkisian, Kent M. Klineman, Robert Jesurum and Herbert Balzuweit, filed May 23, 1997.

4. Romano, et. Al, v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, and Kent M. Klineman, filed June 4, 1997.

5. Dechter v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, Kent M. Klineman and Harry Peisach, filed June 4, 1997.

These lawsuits have been consolidated into a single case and the Company expects an amended complaint to be filed in early 1998. The Company and various other defendants have retained counsel, the claims are being reviewed, and the lawsuit will be vigorously defended. The Company is currently not able to estimate the costs or a range of costs which may arise out of this case.

EIS is also party to various other legal actions and claims arising in the ordinary course of its business. The Company believes it has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company has, from time-to-time, received notices of potential intellectual property infringement claims against it. Based on the knowledge and the facts and, in certain cases, opinions of outside counsel, management believes the resolution of the existing claims will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

EIS International, Inc. and Subsidiaries


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

EIS common stock began trading on the NASDAQ National Market System under the symbol "EISI" on July 10, 1992. The following table sets forth for the periods indicated the high and low prices for the Common Stock as reported by NASDAQ.


                               1996                  1997
                        --------------------  --------------------
                          HIGH       LOW        HIGH       LOW
                        ---------  ---------  ---------  ---------
First Quarter            18-3/4     14-1/4      8-5/8      4
Second Quarter           31-5/8     14-3/8      8-1/4      4
Third Quarter            28-3/4     12-7/8     10-7/8      7-3/4
Fourth Quarter           14-1/8      6-1/2      9-7/8      5-7/32

As of December 31, 1997, there were approximately 320 holders of record of the Company's Common Stock and approximately 5,000 beneficial holders of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

EIS International, Inc. and Subsidiaries

Item 6.  Selected Financial Data

Selected Consolidated Financial Data
(In Thousands, Except Per Share Data)

The following selected consolidated financial data as of and for the years ended 1993, 1994, 1995, 1996, and 1997 is derived from the Company's audited consolidated financial statements, which, with respect to the years 1995, 1996 and 1997, are included under Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," the Consolidated Financial Statements, related notes and other financial information included elsewhere in this report.

                                                         Years Ended December 31,
                                           ----------------------------------------------------
                                             1993       1994       1995       1996       1997
                                           --------   --------   --------   --------   --------
Statement of Operations Data
Net Revenues                               $ 50,674   $ 64,872   $ 89,610   $ 95,659   $ 85,630
Operating income (loss)                       7,357     12,193     15,861    (37,096)       763
Income (loss) from continuing operations      4,710      7,602     11,357    (33,028)     1,245
Loss from discontinued operations,
   net of tax benefit                          (374)      (544)    (2,137)    (5,528)        --

Net income (loss) per share data:
  Basic:
    Continuing operations                  $   0.68   $   0.92   $   1.17   $  (3.09)  $   0.11
    Discontinued operations                   (0.05)     (0.07)     (0.22)     (0.52)        --
                                           --------   --------   --------   --------   --------
    Net income (loss)                      $   0.63   $   0.85   $   0.95   $  (3.61)  $   0.11
                                           ========   ========   ========   ========   ========

  Diluted:
    Continuing operations                  $   0.58   $   0.86   $   1.09   $  (3.09)  $   0.11
    Discontinued operations                   (0.05)     (0.06)     (0.20)     (0.52)        --
                                           --------   --------   --------   --------   --------
    Net income (loss)                      $   0.53   $   0.80   $   0.89   $  (3.61)  $   0.11
                                           ========   ========   ========   ========   ========

Weighted average common and
  common equivalent shares:
  Basic                                       6,978      8,241      9,707     10,681     11,353
  Diluted                                     8,104      8,870     10,462     10,681     11,605

Balance Sheet Data
Total assets                               $ 39,555   $ 64,944   $ 84,217   $ 72,861   $ 67,792
Long-term obligations
  redeemable preferred stock                     --         --         --         --         --

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

These statements are subject to certain risks, uncertainties, and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, technological change, product introductions and acceptance, distribution networks, changes in industry practices, one-time events and other factors described herein (see "Business - Factors Affecting Future Results"). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, the Company may experience material fluctuations in its future quarterly and annual operating results that may vary materially from those described herein and that could materially and adversely affect its business, financial condition, operating results and stock price. The Company does not intend to update these forward-looking statements.

Introduction

EIS International, Inc., together with its wholly-owned subsidiaries (the "Company" or "EIS"), provides integrated systems, software and services to businesses that use the telephone in organized campaigns to reach large target audiences. These solutions improve the productivity and effectiveness of call center (also known as "contact center") operations including campaign management, staffing and technology integration. The Company is one of the world's largest suppliers of advanced contact center technology and a leading provider of outbound and integrated inbound/outbound contact center technologies.

On February 29, 1996, the Company merged with Surefind Information, Inc. ("Surefind") of Pittsburgh, Pennsylvania. Surefind was a privately held corporation in the business of storing electronic data. The Company issued 505,685 shares of EIS common stock, $.01 par value, in exchange for all 2,826,467 shares of Surefind stock outstanding, as well as shares subject to options and warrants. This merger was accounted for by the pooling of interests method of accounting and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to acquisition to include the results of operations, financial position, and cash flows of Surefind.

On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Cybernetics Systems International Corp. ("Cybernetics"), a privately held company located in Coral Gables, Florida, for $22.8 million consisting of $9.3 million in cash and the remainder in shares of EIS common stock. Cybernetics specializes in computerized Workforce Management Systems for the contact center industry which are designed to aid in staff forecasting and scheduling. The acquisition of Cybernetics was accounted for by the purchase method of accounting and accordingly, the acquired assets have been recorded at their fair values, with the help of an appraiser, at the date of purchase and the results of operations of the Company reflect those of Cybernetics from March 1, 1996.

On September 1, 1996, the Company entered into an Asset Purchase Agreement with Pulse Technologies, Inc. ("Pulse"), a Virginia corporation, relating to the purchase of substantially all of the assets of Pulse for consideration consisting of the assumption of certain liabilities and the payment of (i) 44,993 shares of the Company's common stock, $.01 par value per share, having a value of approximately $820,000; (ii) $950,000 in cash and (iii) five-year warrants to purchase 29,995 shares of EIS common stock at $18.23 per share. Pulse was a professional and technical service firm specializing in telecommunications consulting. The acquisition of Pulse was accounted for by the purchase method of accounting, and accordingly, the acquired assets have been recorded at their fair values, with the help of an appraiser, at the date of purchase and the results of operations of the Company reflect those of Pulse from September 1, 1996.

EIS International, Inc. and Subsidiaries


In connection with the Cybernetics and Pulse acquisitions, the Company acquired technology in process that had not achieved technological feasibility at the date of acquisition and had no alternative future uses. As a result, the Company has charged the fair value of such acquired technology in process against operations at the time of the acquisition.

As part of the refocus on the core business of the Company, as of December 31, 1996, the Company has discontinued the operations of Surefind (see "Discontinued Operations"). Accordingly the results of Surefind in 1995 and 1996 are shown as a loss on discontinued operations in the consolidated statements of operations for the respective periods.

On March 3, 1997, the Company announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus the Company's efforts on its core systems business and to reduce costs. In connection with the Restructuring, the Company downsized the operations of Cybernetics, closed and sublet its Fort Lauderdale, Florida facility, focusing Cybernetics' development and marketing efforts primarily on its Workforce Manager product. In addition, EIS terminated the separate operations of Pulse, its Chantilly, Virginia based integration services business, by integrating the business of Pulse into the operations of the Company's core business. Furthermore, the Company closed its corporate headquarters in Pittsburgh, Pennsylvania and relocated the corporate headquarters to its facility in Herndon. A total of approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, the Company recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $0.5 million of other costs.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as reflected in the Consolidated Statements of Operations included as an exhibit under Item 14 - Financial Statements and Supplementary Data. The percentages shown are calculated based upon of net revenues, except that cost of product and software sold and cost of services and other are presented as a percentage of product and software sales and service and other revenues, respectively.

                                                                Years Ended December 31,
                                              -------------------- ---------------------  -------------------
                                                      1995                  1996                 1997
                                              -------------------- ---------------------  -------------------
                                                  $            %        $           %         $          %
                                              ---------     -------  --------    --------  -------    -------
Product and software sales                       75,254        84.0    73,848        77.2   59,017       68.9
Service and other                                14,356        16.0    21,811        22.8   26,613       31.1
                                              ---------     -------  --------    --------  -------    -------
  Net revenues                                   89,610       100.0    95,659       100.0   85,630      100.0
                                              ---------     -------  --------    --------  -------    -------
Cost of product and software sold                26,567        35.3    31,859        43.1   20,512       34.8
Provision for contract losses                        --          --     4,967         6.7       --         --
Cost of service and other                         6,991        48.7    13,133        60.2   14,737       55.4
                                              ---------     -------  --------    --------  -------    -------
  Gross margin                                   56,052        62.6    45,700        47.8   50,381       58.8
                                              ---------     -------  --------    --------  -------    -------
Research and development cost                     7,979         8.9    14,152        14.8   11,899       13.9
Sales, general and administrative                32,212        35.9    42,341        44.3   34,842       40.7
Restructuring costs                                  --          --        --          --    2,877        3.4
Acquired technology in process                       --          --    18,245        19.1       --         --
Write-off of intangible assets                       --          --     8,058         8.4       --         --
                                              ---------     -------  --------    --------  -------    -------
  Operating income (loss)                        15,861        17.7   (37,096)      (38.8)     763        0.9
                                              ---------     -------  --------    --------  -------    -------
Other income, net                                 1,894         2.1     1,313         1.4    1,298        1.5
                                              ---------     -------  --------    --------  -------    -------
  Income (loss) before income tax
     benefit (expense)                           17,755        19.8   (35,783)      (37.4)   2,061        2.4
                                              ---------     -------  --------    --------  -------    -------
Income tax benefit (expense)                     (6,398)       (7.1)    2,755         2.9     (816)      (1.0)
                                              ---------     -------  --------    --------  -------    -------
  Income (loss) from continuing operations       11,357        12.7   (33,028)      (34.5)   1,245        1.5
                                              ---------     -------  --------    --------  -------    -------
Discontinued operations                          (2,137)       (2.4)   (5,528)       (5.8)      --         --
                                              ---------     -------  --------    --------  -------    -------
Net income (loss)                                 9,220        10.3   (38,556)      (40.3)   1,245        1.5
                                              =========   =========  ========    ========  =======    =======

EIS International, Inc. and Subsidiaries

Net Revenues

Net revenues of $85.6 million during 1997 decreased $10.0 million (10%) from $95.7 million during 1996. Product and software sales revenue during 1997 decreased $14.8 million (20%) while service and other revenues increased $4.8 million (22%), as compared to 1996. The decrease in product and software sales revenue is primarily a result of a decrease in sales of the Company's mature products which were not offset by an increase in sales of its newer products, and a decrease in sales of the Company's wholly owned subsidiary, Cybernetics. Towards the end of 1997 and continuing into 1998, the Company has taken and is continuing to take actions to address the decline in product revenue including an increase in its domestic and international sales personnel and marketing activities, in addition to seeking to increase its strategic alliance relationships. However, no assurance can be given that these actions will result in stabilizing or increasing product revenue.

Net revenues increased $6.1 million, or 7%, in 1996 as compared to 1995. The acquisition of Cybernetics and Pulse accounted for an increase of $9.9 million of the income in net revenues in 1996. Product and software sales in 1996 declined $1.4 million or 2%. The decrease in product and software sales is primarily a result of an increase in the Company's allowance for sales returns ($1.3 million) and the Company's decision to take back a call processing system relating to a customer dispute ($2.2 million). In addition, as a result of changing experience with the Company's more technologically advanced Centenium product line, effective with the fourth quarter of 1996, the Company began recognizing revenue on its Centenium product upon customer acceptance after installation, which resulted in deferring $6.8 million in sales of Centenium products at the end of 1996.

The increase in service and other revenues during 1997 as compared to 1996, was primarily due to expansion of the Company's customer base covered by service contracts and the expansion of its systems integration business. Service and other revenues increased $7.5 million, or 52%, in 1996 as compared to 1995. Service and other revenues increased in 1996 primarily due to expansion of the customer base covered by service contracts ($4.0 million), the addition of Cybernetics service contracts ($2.3 million) and the expansion of the Company's systems integration business primarily through the acquisition of Pulse ($1.2 million).

EIS markets its systems and services in the United States through a direct sales force located in numerous regional offices throughout the United States and in the United Kingdom. EIS also has agreements with independent distributors in France, Germany, Italy, Holland, Spain, Mexico, and Japan. During 1995, 1996 and 1997, the Company's revenues outside North America were approximately 6%, 4%, and 6% of net revenues, respectively.

Cost of Revenues and Gross Margins

Cost of revenues consists of product costs, amortization of computer software costs, installation costs, and maintenance and customer support costs. The overall gross margin was $50.4 million (58.8%) in 1997, $45.7 million (47.8%) in 1996, and $56.1 million (62.6%) in 1995. Gross margin on product and software sales was $38.5 million (65%) in 1997, $37.0 million (50.1%) in 1996, and $48.7 million (64.7%) in 1995. The increase in gross margin on product and software sold as a percentage of product and software sales revenue during 1997 compared to 1996 is primarily due to four factors. First, the percentage of product and software sold associated with hardware declined by 16% during 1997, as compared to 1996, as a result of customers purchasing the Company's software to be installed on existing hardware. Second, during 1996, the Company recorded a $5.0 million provision for costs associated with the completion and installation of products and the resolution of Cybernetics contract obligations, a $1.7 million inventory write-down, and increased hardware costs associated with a Cybernetics installation of $1.3 million. Third, the cost of product and software sold as a percentage of product and software sales revenue in 1996 was negatively affected by the lower revenue base used in the calculation as a result of the sales returns and allowance explained above under "Net Revenues". Fourth, staffing expenses included in the cost of product and software sold during 1997 decreased from the staffing expenses during 1996. The decrease in product gross margin from 1995 to 1996 reflects an increase in product costs as a percentage of product revenue from 35.3% in 1995 to 49.9% in 1996 primarily due to provision for costs associated with the Cybernetics contract obligations and inventory write-down discussed above, increased hardware costs associated with a Cybernetics installation discussed above, and increased staffing and third-party installation costs of $2.3 million.

EIS International, Inc. and Subsidiaries

Gross margin on service and other revenue was $11.9 million (44.6%) in 1997, $8.7 million (39.8%) in 1996, and $7.4 million (51.3%) in 1995. Service and other costs were 55.4% of service and other revenues during 1997 compared to 60.2% in 1996. The decrease in costs of service and other as a percentage of service and other revenues during 1997 is due primarily to expenditures incurred during the 1996 periods for building the infrastructure of the service organizations in advance of generating additional service revenue. The improvement in 1997 also resulted from a decline in the cost of supplying parts under customer maintenance agreements as a result of management's efforts to improve this operation. Service and other costs as a percentage of service and other revenue increased from 48.7% in 1995 to 60.2% in 1996 due to the addition of service costs associated with building the infrastructure of the service organizations in advance of generating revenues from these units during 1996, as discussed above.

The Company's gross margin can be affected by a number of factors, including changes in sales volume, product mix, costs of product support and competitive pressures on pricing. Consequently, there can be no assurance that the Company will continue to sustain gross margins at previous levels.

Research and Development Costs

Research and development costs as a percentage of total revenues were 13.9% in 1997, 14.8% in 1996, and 8.9% in 1995. Research and development costs decreased $2.3 million to $11.9 million during 1997 from $14.2 million during 1996. This decrease was primarily due to a decline in such costs incurred by Cybernetics and a decline in the use of subcontract software engineers (see "Disclosures Regarding Year 2000 Issues" below regarding use of external resources during
1998). Research and development costs increased by $6.2 million or 77% in 1996 over 1995. The addition of Cybernetics during 1996 increased software development costs by $3.4 million in 1996. Additional cost increases during 1996 and 1995 reflect the continued expansion of the Company's research and development staff and use of external consultants to support its ongoing product development.

In addition, the Company capitalized certain software development costs relating to the enhancement of existing products and to the development of new products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Approximately $1.1 million, $2.1 million, and $1.4 million were capitalized during 1997, 1996, and 1995, respectively. Amortization of capitalized software costs of $1,384,000, $816,000, and $993,000 in 1997, 1996, and 1995, respectively, and are included in cost of products sold.

The Company has a commitment to technological innovation. It believes that additional research and development costs will be required to maintain the Company's market position and that these costs may increase in absolute amounts in 1998.

Sales, General and Administrative Expense

Sales, general and administrative expense decreased $7.5 million to $34.8 million during 1997 from $42.3 million during 1996. This decrease was primarily due to the fact that during the first quarter of 1997, in connection with the Restructuring as discussed above, EIS consolidated several of its administrative functions and facilities and downsized its Cybernetics and Pulse subsidiaries. Selling expenses also decreased along with the decrease in net revenues. Sales, general and administrative expense increased $10.1 million during 1996 as compared to 1995. This expense as a percentage of revenue was 44.3% in 1996 compared to 36.0% in 1995. The principal reasons for the increase of this expense in 1996 over 1995 were the addition of Cybernetics ($3.6 million), additional bad debt reserves of $4.9 million, increased payroll and benefits of $1.5 million and merger costs of $680,000.

Acquired Technology  in Progress

The acquired technology in progress costs of $18.2 million incurred in 1996 reflect the fair value of the software products under development at Cybernetics and Pulse that had not achieved technological feasibility at the date of acquisition, had no alternative future uses, and were therefore charged against operations at the time of the acquisitions.

EIS International, Inc. and Subsidiaries

Write-down of Intangible Assets

In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" management performed a discounted cash flow analysis of Cybernetics' operations. As a result of this analysis, management concluded that a write-down of the intangible assets of Cybernetics from $8.1 million to zero was warranted.

Other Income, Net

Other income, net is primarily interest income resulting from the investment of excess cash and cash equivalents, along with interest generated from the Company's lease portfolio. Other income, net was $1.3 million in 1997 and 1996, and $1.9 million in 1995. Interest income (included in other income, net) decreased from 1995 to 1996 primarily due to the sale of a major portion of the Company's lease portfolio and lower average cash, cash equivalent, and short-term investment balances.

Discontinued Operations

On February 28, 1997, at the recommendation of Company management, the Board of Directors of the Company resolved to discontinue the operations of Surefind. The decision to discontinue the operations of Surefind was made after it became apparent that a higher than anticipated level of cash funding was needed to exploit Surefind's product and such level was considered excessive given the cash requirements necessary to focus properly on the core business of the company. Surefind incurred a net loss of approximately $3.7 million in 1996 and $2.1 million in 1995. In connection with the decision to discontinue the operations of Surefind, the Company recorded a $1.8 million estimated loss, net of tax benefits, on the disposal of Surefind which includes a provision for anticipated operating losses prior to disposal.

Income Taxes

The Company's effective income tax expense (benefit) rate was 39.6%, (7.7)%, and 36% for 1997, 1996, and 1995, respectively. The increase in the effective tax rate from 1996 to 1997 is primarily attributable to the 1996 losses incurred by the Company offset by the non-deductible charges related to the acquired technology in process and the write-down of intangible assets in 1996. The decrease in the tax rate from 1995 to 1996 is primarily attributable to the 1996 results discussed in the preceding sentence. Additionally, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, the Company established a valuation allowance to reduce the net deferred tax asset to a level which, more likely than not, would be realized, when necessary. The valuation allowance was increased in 1996 by $4.0 million for the net operating loss carryforwards of Cybernetics and Surefind that were generated prior to EIS' ownership.

Year 2000 Issues

Background. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects nearly all companies and organizations.

Impact on EIS. All EIS products will be affected in some manner by Year 2000 issues, except for EMPSx and WFM, which are already Year 2000 compliant. EIS has developed and expects to implement in 1998 a plan ("the Year 2000 Product Plan") that makes necessary modifications to its products. The current estimated cost to update EIS' products is approximately $2.0 million. EIS expects to supplement its internal resources with external resources to complete the Year 2000 Product Plan. EIS will seek to manage its research and develop costs and Year 2000 Product Plan costs, so that EIS' total research and development costs are not materially different from EIS' research and development costs in 1996 and 1997, but there can be no assurance it will be able to do so. In addition to incurring research and development costs, EIS may incur additional costs in other areas of its operation, including program management and installation services. EIS is planning to provide updated software to customers under EIS maintenance contracts, and to

EIS International, Inc. and Subsidiaries

charge fees for on-site visits, when necessary, and for certain other services to upgrade customer software. EIS products affected by the Year 2000 issue will not be saleable during or after Year 2000, unless the Year 2000 Product Plan is completed before that date. Failure to successfully implement the Year 2000 Product Plan could have a material adverse impact on EIS' operations and financial condition. EIS expects to be successful in completing the Year 2000 Product Plan changes to all of its products; however, upgrading all customers products that require such upgrades prior to Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on the customer. Additionally, the estimated research and development costs discussed above could change materially as development of the Year 2000 Product Plan proceeds.

EIS is in the process of estimating the cost of bringing its internal software and hardware systems to be Year 2000 compliant. Although this process may involve additional costs, EIS believes that those costs will not have a material adverse affect on its operation and financial condition. If that update is not completed in a timely manner, or if EIS' costs exceed the current estimates, the cost of Year 2000 compliance for EIS' internal computer software and hardware systems could have at material adverse impact on its operations and financial condition. EIS also intends to determine the extent of any adverse impact resulting from failures by its major vendors and distributors to be Year 2000 compliant; however, it is currently unable to estimate any such potential adverse impact, and such adverse impact could be material.

Liquidity and Capital Resources

The Company's working capital increased to $31.5 million at December 31, 1997 from $26.3 million at December 31, 1996. Cash, cash equivalents, and short-term investment balances increased $10.1 million to $24.9 million at December 31, 1997 from $14.8 million at December 31, 1996. The increase in cash, cash equivalents, and short-term investments primarily resulted from the $14.6 million of net cash provided by operating activities in 1997, as reflected in the accompanying consolidated statements of cash flows. Net cash of $4.6 million used in investing activities during 1997 primarily related to additions to property and equipment of $4.8 million for leasehold improvements incurred during the consolidation of facilities, and ongoing upgrades of internal computer hardware and software.

During 1996, cash and cash equivalents were used for the purchase of businesses net of cash acquired of $7.0 million, additions to property and equipment of $5.0 million, discontinued operations of $5.2 million, purchases of short-term investments of $3.7 million, and expenditures of $2.1 million of software development costs capitalized in accordance with SFAS No.86. Offsetting these uses of cash were cash provided in 1996 by the net sale of $6.0 million of a portion of the Company's lease portfolio as discussed further below, proceeds of $5.3 million from the exercise of warrants and stock options, and net cash provided by continuing operations of $2.1 million.

The Company believes that its collection practices and terms of sale are consistent with practices in its industry. The Company generally receives a deposit upon order, a further payment upon installation and a payment of the invoice balance generally within 60 to 120 days after shipment. The Company has, from time to time, offered extended payment terms and lease financing to its customers, and it intends to continue these practices.

Current and long-term installment and lease receivables were $2.9 million and $4.5 million as of December 31, 1997 and 1996, respectively. The decrease of $1.6 million is primarily due to payments of lease principal. The Company did not underwrite any significant new leases during 1997.

On March 29, 1996, a wholly-owned subsidiary of the Company entered into a Purchase Agreement whereby a portion of its lease portfolio was sold to a financial institution for $5.2 million in cash. In July, 1996 an additional portion of the Company's lease portfolio was sold under this agreement for $0.8 million in cash. All leases sold under this agreement are subject to certain recourse provisions and the Company is a guarantor to the Purchase Agreement. The Company has also entered into an agreement with another leasing company under which the leasing company will provide favorable lease financing for EIS customers, and in exchange, EIS is subject to certain limited recourse provisions for certain leases. The Company provides for potential losses on recourse in its allowance for doubtful accounts and sales returns. At December 31, 1997, approximately $9.6 million of leases subject to recourse are outstanding.

EIS International, Inc. and Subsidiaries


On September 3, 1997, the Company entered into a Loan Document Modification Agreement (the "New Loan Agreement") which amended the terms and conditions under the previous line of credit. Under the New Loan Agreement, the Company may borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the bank's prime rate plus .75%. The New Loan Agreement is secured by substantially all assets of the Company and expires on September 2, 1998. There were no amounts outstanding under the New Loan Agreement as of December 31, 1997. Prior to the New Loan Agreement, the Company had an unsecured line of credit of $12.5 million with the same commercial bank under a commitment that expired in January 1997.

The Company expects that its current cash balances and short-term investments, together with cash anticipated to be provided by operating activities, and amounts available under the New Loan Agreement, will be sufficient to fund its working capital requirements (including research and development and Year 2000 compliance costs) for the foreseeable future. However, the Company's ability to achieve that result will be affected by the amount of cash generated from operations and the pace that its available resources are utilized. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity. If additional funds are raised by issuing equity, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms, or at all.

EIS is party to various legal actions and claims arising in the ordinary course of its business. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company, except for the shareholder lawsuit discussed above under Item 3
- "Legal Proceedings". The Company is currently not able to estimate the costs or a range of costs which may arise out of such shareholder lawsuit.

The Company has, from time-to-time, received notices of potential intellectual property infringement claims against it. Based on the knowledge and the facts and, in certain cases, opinions of outside counsel, management believes the resolution of the existing claims will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this Item are included in the financial statements and schedules included herein under Item 14 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

EIS International, Inc. and Subsidiaries


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the caption "Election of Directors" of EIS' proxy statement relating to its 1998 Annual Meeting of Stockholders and the information under the caption "Security Ownership of Certain Beneficial Holders and Management" in such proxy statement is incorporated herein by reference.

Item 11. Executive Compensation

The information under the caption "Executive Compensation" of EIS' proxy statement relating to its 1998 Annual Meeting of Stockholders and the information under the caption "Certain Transactions" of such proxy statement is incorporated herein by reference. The information in Part 1 under the caption "Executive Officers of the Company" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Holders and Management

The information under the caption "Security Ownership of Certain Beneficial Holders and Management" of EIS' proxy statement relating to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the caption "Certain Transactions" of EIS' proxy statement relating to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

EIS International, Inc. and Subsidiaries



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Schedules, and Exhibits

     1.  EIS International, Inc. Consolidated Financial Statements

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1996 and 1997 Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996, and 1997
         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996, and 1997
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996, and 1997
         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules
         Schedule II - Valuation and Qualifying Accounts

     3. Exhibits required by Item 601 of Regulation S-K:

     3.1 Restated Certificate of Incorporation of EIS (incorporated by reference to EIS' Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-79814) filed with the Securities and Exchange Commission on June 3, 1994 (the "1994 Registration")).

     3.2 By-Laws of EIS as amended (incorporated by reference to Exhibit 3.2 to EIS' Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K")).

     4.1 Specimen Common Stock Certificate of EIS (incorporated by reference to Exhibit C to EIS' Registration Statement on Form 8-A dated June 22, 1992).

     4.2 Warrant No. WC-1 dated January 1, 1993 issued by EIS to Equilease Corporation (incorporated by reference to Exhibit 4.6 to EIS' Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K")).

     4.3 Warrant No. WC-2 dated September 30, 1993 issued by EIS to Applied Telecommunications Technologies, I, N.V. (incorporated by reference to Exhibit 4.7 to the 1993 Form 10-K).

     *10.1 (a) Form of Stock Option Agreement (incorporated by reference to
           Exhibit 10.2 to the Registration Statement on Form S-1 of the Registrant, file No. 33-47665 as filed with the commission on May 11, 1992 (the "1992 Registration")).

     *10.1 (b) Amended and Restated Stock Option Plan of EIS (incorporated by reference to EIS' Exhibit A to EIS' definitive proxy statement filed in connection with its 1995 Annual Meeting of Stockholders)).

     *10.1 (c) 1993 Employee Stock Purchase Plan of EIS (incorporated by reference to Exhibit B to EIS' definitive proxy statement filed in connection with its 1994 Annual Meeting of Stockholders)).

     *10.1 (d) 1993 Stock Option Plan for Non-Employee Directors of EIS
           (incorporated by reference to Exhibit B to EIS' definitive proxy statement filed in connection with its 1994 Annual Meeting of Stockholders).

     *10.3 401(K) Plan of EIS (incorporated by reference to Exhibit 10.3 to the
           1992 Registration).

     *10.4 Section 125 Plan of EIS (incorporated by reference to Exhibit 10.4 to the 1992 Registration).

EIS International, Inc. and Subsidiaries

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

     10.13 (a) Amendment to Silicon Valley Bank agreements dated February 22, 1991 (incorporated by reference to Exhibit 10.13 to the 1992 Registration).

     10.13 (b) Amendment to Silicon Valley Bank agreements dated March 14, 1991 (incorporated by reference to Exhibit 10.14 to the 1992 Registration).

     10.13 (c) Amendment to Silicon Valley Bank agreements dated August 10, 1991 (incorporated by reference to Exhibit 10.15 to the 1992 Registration).

     10.13 (d) Amendment to Silicon Valley Bank agreements dated January 6, 1992 (incorporated by reference to Exhibit 10.13(d) to the 1992 Registration).

     10.13 (e) Amendment to Silicon Valley Bank agreements dated April 14, 1993 (incorporated by reference to Exhibit 10.13(e) to the 1993 Form 10-K).

     10.13 (f) Joinder and Assumption Agreement dated October 28, 1994 between Silicon Valley Bank, EIS International Services Corp. and EIS (incorporated by reference to Exhibit 10.13(f) to EIS' Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

     10.13 (g) Amended and Restated Promissory Note dated October 28, 1994 between Silicon Valley Bank, EIS International Services Corp. and EIS (incorporated by reference to Exhibit 10.13(g) to the 1994 Form 10-K).

     10.13 (h) Security Agreement dated October 28, 1994 between Silicon Valley Bank and EIS International Services Corp. (incorporated by reference to Exhibit 10.13(h) to the 1994 Form 10-K).

     10.17 Agreement dated June 7, 1991 between American Telephone & Telegraph Company (AT&T) and EIS (incorporated by reference to Exhibit 10.24 to the 1992 Registration).

     10.18 (a) Amendment to AT&T Agreement, dated October 15, 1991 (incorporated by reference to Exhibit 10.25 to the 1992 Registration).

     10.18 (b) Amendment to AT&T Agreement, dated March 15, 1991 (incorporated by reference to Exhibit 10.26 to the 1992 Registration).

EIS International, Inc. and Subsidiaries

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

     10.31 Loan Document Modification Agreement No. 3; dated as of December 27,
           1995) between EIS and Silicon Valley Bank (incorporated by reference to Exhibit 10.31 of the 1995 Registration).

     10.32 Loan Document Modification Agreement No. 5; dated as of September 3, 1997, between EIS and Silicon Valley Bank (incorporated by reference to Exhibit 10.32 of Form 10-Q for the quarterly period ended September 30, 1997).

     11.   Statement re: computation of per share earnings.

     21.   Subsidiaries of the Registrant.

     23.1  Consent of KPMG Peat Marwick.

     27    Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Items 14(a) and (c) of this Report.

(b)  Current Reports on Form 8K.

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.

EIS International, Inc. and Subsidiaries


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 27, 1998                              EIS INTERNATIONAL, INC.



         By: /s/ James E. McGowan
         ------------------------
         James E. McGowan
         President and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:


/s/ James E. McGowan                                 March 27, 1998
------------------------------------
President, Director and Chief Executive Officer


Principal Financial and Accounting Officer:


/s/ Frederick C. Foley                               March 27, 1998
------------------------------------
Frederick C. Foley
Senior Vice President, Finance and Chief Financial Officer

Directors:


                                                     March __, 1998
------------------------------------
Robert J. Cresci


/s/ Robert M. Jesurum                                March 27, 1998
------------------------------------
Robert M. Jesurum


/s/ Kent M. Klineman                                 March 27, 1998
------------------------------------
Kent M. Klineman


/s/ Charles W. McCall                                March 27,1998
---------------------
Charles W. McCall

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
EIS International, Inc.:

We have audited the accompanying consolidated balance sheets of EIS International, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement Schedule II - Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EIS International, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      KPMG Peat Marwick LLP

McLean, Virginia
January 28, 1998

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Dollars in thousands, except per share amount)


                                                                December 31,
                                                            --------------------
                                                              1996       1997
                                                            ---------  ---------
Assets
Current assets:
     Cash and cash equivalents                              $ 11,099   $ 22,525
     Short-term investments                                    3,660      2,332
     Accounts receivable, trade, less allowances
       for doubtful accounts and sales returns of
       $6,117 in 1996 and $4,546 in 1997                      21,335     13,979
     Current portion of installment and lease receivables      2,007      1,674
     Inventories                                               7,732      5,160
     Current deferred income taxes                             4,713      3,448
     Refundable income taxes                                   2,450        611
     Prepaids and other current assets                           576        857
                                                            ---------  ---------
        Total current assets                                  53,572     50,586

Capitalized software development costs, net                    4,617      4,372
Property and equipment, net                                    8,181      7,842
Installment and lease receivables, less current portion        2,470      1,254
Deferred income taxes                                          2,096      2,206
Other assets                                                   1,925      1,532
                                                            ---------  ---------
        Total assets                                        $ 72,861   $ 67,792
                                                            =========  =========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities               $ 18,894   $ 15,508
     Deferred revenue                                          5,683      2,983
     Net liability of discontinued operations                  2,738        598
                                                            ---------  ---------
        Total current liabilities                             27,315     19,089

Other liabilities                                                304        253
                                                            ---------  ---------
        Total liabilities                                     27,619     19,342

Commitments and Contingencies (notes 4, 9, 10)
Stockholders' equity
     Common Stock, $.01 par value, 15,000,000
         shares authorized, issued 11,173,252 shares
         in 1996 and 11,641,393 shares in 1997                   112        116
     Additional paid-in capital                               58,268     60,357
     Accumulated translation adjustments                        (196)      (326)
     Retained deficit                                        (12,037)   (10,792)
     Treasury stock, at cost - 101,225 shares in
       1996 and 1997                                            (905)      (905)
                                                            ---------  ---------
        Total stockholders' equity                            45,242     48,450
                                                            ---------  ---------
        Total liabilities and stockholders' equity          $ 72,861   $ 67,792
                                                            =========  =========



          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                          Years Ended December 31,
                                                                    --------------------------------------
                                                                       1995         1996          1997
                                                                    -----------  ------------  -----------
Net revenues:
  Product and software                                                 $75,254      $ 73,848     $ 59,017
  Service and other                                                     14,356        21,811       26,613
                                                                    -----------  ------------  -----------
                                                                        89,610        95,659       85,630
                                                                    -----------  ------------  -----------
Cost of revenues:
  Cost of product and software sold                                     26,567        31,859       20,512
  Provision for contract losses                                             --         4,967           --
  Cost of service and other                                              6,991        13,133       14,737
                                                                    -----------  ------------  -----------
                                                                        33,558        49,959       35,249
                                                                    -----------  ------------  -----------
      Gross margin                                                      56,052        45,700       50,381
                                                                    -----------  ------------  -----------
Operating cost and expense:
  Research and development                                               7,979        14,152       11,899
  Sales, general and adminstrative                                      32,212        42,341       34,842
  Restructuring                                                             --            --        2,877
  Acquired technology in process                                            --        18,245           --
  Write-off of intangible assets                                            --         8,058           --
                                                                    -----------  ------------  -----------
                                                                        40,191        82,796       49,618
                                                                    -----------  ------------  -----------
Operating income (loss)                                                 15,861       (37,096)         763
  Other income, net                                                      1,894         1,313        1,298
                                                                    -----------  ------------  -----------
Income (loss) before income tax benefit (expense)                       17,755       (35,783)       2,061
  Income tax benefit (expense)                                          (6,398)        2,755         (816)
                                                                    -----------  ------------  -----------
Income (loss) from continuing operations                                11,357       (33,028)       1,245

Discontinued operations:
  Loss on discontinued operations, net of tax benefit                   (2,137)       (3,701)          --
  Loss on disposal of discontinued
    operations, net of tax benefit                                          --        (1,827)          --
                                                                    -----------  ------------  -----------
Net income (loss)                                                      $ 9,220      $(38,556)    $  1,245
                                                                    ===========  ============  ===========
Basic income (loss) per share:
  Continuing operations                                                $  1.17      $  (3.09)    $   0.11
  Discontinued operations                                                (0.22)        (0.52)          --
                                                                    -----------  ------------  -----------
  Basic income (loss) per share                                        $  0.95      $  (3.61)    $   0.11
                                                                    ===========  ============  ===========
Diluted income (loss) per share:
  Continuing operations                                                $  1.09      $  (3.09)    $   0.11
  Discontinued operations                                                (0.20)        (0.52)          --
                                                                    -----------  ------------  -----------
  Diluted income (loss) per share                                      $  0.89      $  (3.61)    $   0.11
                                                                    ===========  ============  ===========

Weighted average common and common equivalent shares:
  Basic                                                                  9,707        10,681       11,353
  Diluted                                                               10,462        10,681       11,605


          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)

                                Common Stock        Additional    Accumulated    Retained                     Total
                            ------------------------  Paid-in     Translation     Earnings     Treasury    Stockholders'
                               Shares       Amount    Capital     Adjustments     (Deficit)      Stock        Equity
                            -------------  -------- -----------  -------------   ------------ ----------  --------------
Balances, December 31, 1994     9,520,265      $ 95    $ 32,589          $ (27)      $ 17,299     $ (500)       $ 49,456
Sales under Employee
   Stock Purchase Plan             36,786         1         320             --             --         --             321
Stock options exercised           378,727         3       1,693             --             --         --           1,696
Purchase of treasury stock             --        --          --             --             --        (19)            (19)
Tax benefit of stock
   options exercised                   --        --       1,418             --             --         --           1,418
Accumulated translation
   adjustments                         --        --          --              6             --         --               6
Net income                             --        --          --             --          9,220         --           9,220
                               ----------    ------    --------      ---------     ----------    -------     -----------

Balances, December 31, 1995     9,935,778        99      36,020            (21)        26,519       (519)         62,098
Sales under Employee
   Stock Purchase Plan             33,784         1         425             --             --         --             426
Stock options exercised           571,307         5       4,581             --             --         --           4,586
Exercise of stock warrants         92,730         1         322             --             --         --             323
Purchase of treasury stock             --        --          --             --             --       (386)           (386)
Issuance of common stock
   in connection with
   Cybernetics acquisition        494,660         5      13,476             --             --         --          13,481
Issuance of common stock
   in connection with
   Pulse acquisition               44,993         1         820             --             --         --             821
Tax benefits of stock
   options exercised                   --        --       2,624             --             --         --           2,624
Accumulated translation
   adjustments                         --        --          --           (175)            --         --            (175)
Net loss                               --        --          --             --        (38,556)        --         (38,556)
                               ----------    ------    --------      ---------     ----------    -------     -----------

Balances, December 31, 1996    11,173,252       112      58,268           (196)       (12,037)      (905)         45,242
Sales under Employee
   Stock Purchase Plan             17,152        --          96             --             --         --              96
Stock options exercised           450,989         4       1,362             --             --         --           1,366
Tax benefit from stock
   options exercised                   --        --         631             --             --         --             631
Accumulated translation
   adjustments                         --        --          --           (130)            --         --            (130)
Net income                             --        --          --             --          1,245         --           1,245
                               ----------    ------    --------      ---------     ----------    -------     -----------

Balances, December 31, 1997    11,641,393     $ 116    $ 60,357         $ (326)     $ (10,792)    $ (905)       $ 48,450
                               ==========    ======    ========      =========     ==========    =======     ===========


          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 Years Ended December 31,
                                                               -----------------------------
                                                                 1995      1996      1997
                                                               --------- ---------  --------
Cash flows from operating activities:
    Net income (loss) from continuing operations               $ 11,357  $ (33,028) $ 1,245
    Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities:
        Provision for doubtful accounts and sales returns         2,788     8,281     3,010
        Write-off of acquired technology in process                  --    18,245        --
        Write-off of intangible assets                               --     8,058        --
        Provision for contract losses                                --     2,722        --
        Depreciation and amortization                             3,985     5,694     6,999
        Deferred income taxes                                      (232)   (5,732)    1,155
Change in assets and liabilities:
        Accounts receivable, trade                              (13,985)    1,569     4,345
        Installment and lease receivables                        (4,334)     (677)    1,549
        Inventories                                                (891)      (51)    2,572
        Refundable income taxes                                      --    (2,450)    1,839
        Accounts payable and accrued liabilities                  5,691    (1,249)   (3,386)
        Deferred revenue                                            536    (1,292)   (2,700)
        Other                                                        78     1,995       115
                                                               --------- ---------  --------
  Net cash provided by continuing operations                      4,993     2,085    16,743
  Cash used in discontinued operations                           (1,833)   (5,249)   (2,140)
                                                               --------- ---------  --------
Net cash provided by (used in) operating activities               3,160    (3,164)   14,603
                                                               --------- ---------  --------
Cash flows from investing activities:
        Additions to property and equipment                      (4,349)   (5,013)   (4,829)
        Purchase of short-term investments                       (6,060)   (3,660)   (3,170)
        Sale of short-term investments                           13,863        --     4,498
        Increase in capitalized software costs                   (1,409)   (2,119)   (1,138)
        Purchase of businesses, net of cash acquired                 --    (6,963)       --
                                                               --------- ---------  --------
Net cash provided by (used in) investing activities               2,045   (17,755)   (4,639)
                                                               --------- ---------  --------
Cash flows from financing activities:
        Repayment of long-term debt                                (199)       --        --
        Sales of lease portfolio                                     --     6,000        --
        Proceeds from exercise of stock options and warrants      2,017     5,335     1,462
        Proceeds from sale of common stock                          495        --        --
        Purchase of treasury stock                                  (19)     (386)       --
        Other                                                       124        --        --
                                                               --------- ---------  --------
Net cash provided by financing activities                         2,418    10,949     1,462
                                                               --------- ---------  --------
Net increase (decrease) in cash and cash equivalents              7,623    (9,970)   11,426
Cash and cash equivalents at beginning of period                 13,446    21,069    11,099
                                                               --------- ---------  --------
Cash and cash equivalents at end of period                     $ 21,069  $ 11,099   $ 22,525
                                                               ========= =========  ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                               $     61  $     32   $    36
        Income taxes                                              3,480       584       167
Supplemental schedule of non-cash financing activities:
    Capital lease obligation                                   $    999  $     --   $    --

                See accompanying notes to consolidated financial statements.

EIS International, Inc. and Subsidiaries


Notes to Consolidated Financial Statements

(1)    The Company

EIS International, Inc., together with its wholly-owned subsidiaries (the "Company" or "EIS"), provides integrated systems, software and services to businesses that use the telephone in organized campaigns to reach large target audiences. These solutions improve the productivity and effectiveness of call center (also known as "contact center") operations including campaign management, staffing and technology integration. The Company is one of the world's largest suppliers of advanced contact center technology and a leading provider of outbound and integrated inbound/outbound contact center technologies.

(2)    Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of EIS International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments consisting mainly of commercial paper placed with a financial institution with original maturities of three months or less at the date of acquisition.

Short-Term Investments

The Company invests cash in excess of current operating requirements primarily in corporate debt obligations and U.S. government securities. Such investments generally have original maturities of less than one year and yield interest at prevailing interest rates at the time of acquisition.

Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its investments as available-for-sale and carries its investments at fair value. Any unrealized holding appreciation or depreciation is credited or charged to a separate component of stockholders' equity until realized. At December 31, 1996 and 1997, the fair value of short-term investments approximated cost.

Inventories

Inventories consist primarily of system components and peripheral equipment (finished goods) and are stated at lower of cost or market. Cost is applied on a first-in, first-out ("FIFO") basis. Market is determined based on estimated net realizable value.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.

Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Amortization of leasehold improvements is provided over the estimated useful life of the improvements or the life of the lease, whichever is less.

Capitalized Software Development Costs

The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or

EIS International, Inc. and Subsidiaries

Otherwise Marketed." Amortization of capitalized software development costs, included in cost of product and software sold, begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (b) the straight-line method over a period not to exceed four years. Amortization expense was $993,000, $816,000, and $1,384,000 in 1995, 1996, and 1997. Accumulated amortization at December 31, 1996 and 1997 was $4,522,000 and $5,906,000, respectively.

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

Revenues from the sale of systems under installment contracts and from sales-type leases are recognized at the time of sale or at the inception of the lease, respectively. Revenues from equipment under operating leases are recognized over the lease term. Revenues related to maintenance contracts are recognized over the term of the maintenance contract.

Cost of product sold includes material cost, software and hardware installation, customer training costs, amortization of capitalized software costs and warranty expense. Installation and training costs are estimated and accrued at the time of sale. Cost of services and other includes maintenance costs, consisting primarily of post-contract support costs.

Foreign Currency Translation

Operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date, and results of operations are translated using average rates in effect for the periods presented. The resulting gains and losses are included as an adjustment to stockholders' equity.

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

There were no individual customers which represented greater than 10% of net revenues in 1995, 1996, or 1997. Three customers represented 43% of the short-term lease receivables and two customers represented 47% of long-term lease receivables as of December 31, 1997. Six customers represented 33% of the total lease receivables at December 31, 1996. No individual customer represented more than 5% of gross trade accounts receivable at December 31, 1996 and 1997.

EIS International, Inc. and Subsidiaries

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

Earnings (Loss) Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which is effective for all interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces primary and fully diluted earnings per share ("EPS") with "basic" and "diluted" EPS on the face of the statement of operations. The presentation of earnings (loss) per share for the years ended December 31, 1995 and 1996 have been restated to conform to the requirements of SFAS No. 128.

Earnings (loss) per share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 1995 and 1997, the computation of diluted earnings per share include the assumed exercise of dilutive stock options and warrants computed using the treasury stock method. For the year ended December 31, 1996, the assumed exercise of stock options and warrants has not been included in the calculation as they would be anti-dilutive in the loss per share. There were no significant options to purchase common stock that were not included in the 1995 and 1997 EPS calculation.

A reconciliation of the numerators and denominators of the basic and diluted EPS for the years ended December 31, 1995, 1996, and 1997, is provided below (in thousands, except per share amounts):

                                           For the Year Ended December 31,
                                         --------------------------------
                                            1995       1996       1997
                                         ---------- ---------- ----------
Numerator
--------------------------------------
Income (loss) from continuing
     operations                           $ 11,357  $ (33,028)   $ 1,245
                                         ========== ========== ==========

Denominator
--------------------------------------
Basic
Weighted average shares outstanding          9,707     10,681     11,353

Diluted
Dilutive effect of stock options
     and warrants                              755         --        252
                                         ---------- ---------- ----------
                                            10,462     10,681     11,605
                                         ========== ========== ==========
EPS
--------------------------------------
Basic                                     $   1.17  $   (3.09)   $  0.11
Diluted                                       1.09      (3.09)      0.11

Fair Value of Financial Instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, installment and lease receivables, and accounts payable, reported in the consolidated balance sheets equal or approximate fair values.

EIS International, Inc. and Subsidiaries

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations. However, during the fourth quarter of 1996, in accordance with the Statement, the Company recorded a charge of $8.1 million to reflect the impairment of certain intangible assets (see note 11).

Stock Option Plans

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

New Accounting Pronouncements

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

In October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supercedes Statement of Position 91-1 "Software Revenue Recognition".

EIS International, Inc. and Subsidiaries

SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has not determined what the full effects of the adoption of this new pronouncement will have on its financial position and results of operations.

Reclassifications

Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

(3)    Business Combinations

On February 29, 1996, the Company merged with Surefind Information, Inc. ("Surefind") of Pittsburgh, Pennsylvania. Surefind was a privately held corporation in the business of storing electronic data. The Company issued 505,685 shares of EIS common stock, $.01 par value, in exchange for all 2,826,467 shares of Surefind stock outstanding and subject to options and warrants. EIS agreed to assume all outstanding Surefind options and warrants, which represent the right to purchase 43,892 shares of EIS common stock. This merger was accounted for by the pooling of interests method of accounting and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to acquisition to include the results of operations, financial position, and cash flows of Surefind. On February 28, 1997, the Board of Directors of the Company resolved to discontinue the operations of Surefind. Accordingly, the results of Surefind in 1995 and 1996 are shown as a loss on discontinued operations in the consolidated statements of operations for the respective periods.

Net revenues and net income (loss) of the separate companies for the periods preceding the merger were as follows (in thousands):

                                         Net Revenues   Net Income (loss)
                                        --------------  -----------------
Two months ended February 29, 1996
     (unaudited):
  EIS                                        $ 6,711           $ (2,897)
  Surefind                                         8               (270)
                                        -------------  -----------------
  Combined                                   $ 6,719           $ (3,167)
                                        =============  =================

Year ended  December 31, 1995:
 EIS, as previously reported                $ 89,572           $ 11,357
  Surefind                                        38             (2,137)
                                        -------------  -----------------
  Combined                                  $ 89,610            $ 9,220
                                        =============  =================

Transaction costs resulting from the merger of $679,000 are included in the two-month period ended February 29, 1996.

On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Cybernetics Systems International Corp. ("Cybernetics"), a privately held company located in Coral Gables, Florida, for $22.8 million consisting of $9.3 million in cash, 494,660 shares of EIS common stock, and 321,270 of options and warrants to acquire EIS common stock. Cybernetics specializes in computerized Workforce Management Systems for the contact center industry which are designed to aid in staff forecasting and scheduling. The acquisition of Cybernetics was accounted for by the purchase method of accounting, and accordingly, the acquired assets and liabilities have been recorded at their fair values, with the help of an appraiser, at the date of purchase, and the results of operations of the Company reflect those of Cybernetics from March 1, 1996. In addition, the Company recorded a $16.9 million charge for acquired technology in process. Intangible assets of approximately $9.8 million were recorded as a result of this transaction, which were subsequently written-off (see notes 11 and 12).

On September 1, 1996, the Company entered into an Asset Purchase Agreement with Pulse Technologies, Inc. ("Pulse"), a Virginia corporation, relating to the purchase of substantially all of the assets of Pulse for consideration consisting of the assumption of certain liabilities and the payment of (i) 44,993 shares of the Company's common stock,

EIS International, Inc. and Subsidiaries

$.01 par value per share, having a value of approximately $820,000; (ii) $950,000 in cash and (iii) five-year warrants to purchase 29,995 shares of EIS common stock at $18.23 per share. Pulse is a professional and technical service firm specializing in telecommunications consulting. The acquisition of Pulse was accounted for by the purchase method of accounting, and accordingly, the acquired assets have been recorded at their fair values, with the help of an appraiser, at the date of the purchase, and the results of operations of the Company reflect those of Pulse from September 1, 1996. The Company recorded a $1.3 million charge for acquired technology in process. Intangible assets of $396,000 resulting from this transaction are included on other assets in the accompanying balance sheet and are being amortized on a straight-line basis over a period of ten years.

These two acquisitions resulted in cash outflow of $10.1 million offset by cash acquired of $3.1 million.

The following unaudited pro-forma financial information shows the results of operations for 1995 and 1996 (in thousands, except per share data) as though the acquisition of Cybernetics and Pulse had occurred as of January 1, 1995. In addition to combining the historical results of operations of the companies, the pro-forma calculations include: the amortization of the intangible assets acquired; and the adjustment to income taxes to reflect the effective income tax rate assumed for the Company on a combined basis for each pro-forma period presented and excludes the write-off of the acquired technology in process of $18.2 million, as such charge is non-recurring and unusual and relates directly to the acquisitions.

                                                 1995                1996
                                            ---------             ---------
Net revenues                                $ 102,745             $ 97,168
Net income (loss)                              10,430              (22,202)
Diluted earnings (loss) per share                1.00                (2.08)



(4)   Installment and Lease Receivables

The present value of future installment and lease receivables payments to be received as of December 31, 1996 and 1997 are as follows (in thousands):


                                                 1996                1997
                                            ---------             -------
1997                                          $ 2,479             $    --
1998                                            1,575               2,048
1999                                              976               1,133
2000                                               16                 220
2001                                               --                  36
                                            ---------             -------
                                                5,046               3,437
Less amounts representing interest at rates
  ranging from 10.85% to 18.0%                    569                 509
                                            ---------             -------
Present value of receivables                    4,477               2,928
Less current portion                            2,007               1,674
                                            ---------             -------
                                              $ 2,470             $ 1,254
                                            =========             =======

On March 29, 1996, a wholly-owned subsidiary of the Company entered into a Purchase Agreement whereby a portion of its lease portfolio was sold to a financial institution for $5.2 million in cash. In July, 1996 an additional portion of the Company's lease portfolio was sold under this agreement for $0.8 million in cash. All leases sold under this agreement are subject to certain recourse provisions and the Company is a guarantor to the Purchase Agreement. The Company has also entered into an agreement with another leasing company under which the leasing company will provide favorable lease financing for EIS customers, and in exchange, EIS is subject to certain limited recourse provisions for certain leases. The Company provides for potential losses on recourse in its allowance for doubtful accounts and sales returns. At December 31, 1997, approximately $9.6 million of leases subject to recourse are outstanding.

EIS International, Inc. and Subsidiaries

(5)    Property and Equipment

Property and equipment consists of the following at December 31, 1996 and 1997 (in thousands):


                                                       1996         1997
                                                    --------     --------
Furniture and fixtures                              $ 2,026      $ 1,845
Machinery and equipment                              14,890       17,532
Leasehold improvements                                  935        2,738
                                                    --------     --------
                                                     17,851       22,115
Less accumulated depreciation
  and amortization                                   (9,670)     (14,273)
                                                    --------     --------
                                                    $ 8,181      $ 7,842
                                                    ========     ========




Depreciation and amortization of property and equipment amounted to $3,177,000, $4,343,000 and $4,724,000 in 1995, 1996, and 1997, respectively.

(6)    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following at December 31, 1996 and 1997 (in thousands):

                                                       1996          1997
                                                   ---------    ---------
Accounts payable, trade                            $ 10,235       $ 5,529
Accrued compensation and benefits                     2,323         2,566
Loss provision on uncompleted contracts               2,722         1,920
Customer deposits                                       787         1,393
Other accrued liabilities                             2,827         4,100
                                                   ----------------------
                                                   $ 18,894      $ 15,508
                                                   =========    =========


(7)    Income Taxes

Income tax expense (benefit) from continuing operations consists of the following (in thousands):


                         Years Ended December 31,
                      ------------------------------
                       1995       1996      1997
                      --------  --------- ----------
Current:
  Federal             $ 5,530    $ 2,605     $ (288)
  State                 1,100        372        (51)
                      --------  --------- ----------
                        6,630      2,977       (339)
Deferred:
  Federal                (204)    (5,015)     1,028
  State                   (28)      (717)       127
                      --------  --------- ----------
                         (232)    (5,732)     1,155
                      --------  --------- ----------
Total                 $ 6,398   $ (2,755)     $ 816
                      ========  ========= ==========
The effective income tax expense (benefit) rate attributable to income (loss) from continuing operations for the years ended December 31, 1995, 1996, and 1997 differed from the Federal corporate statutory rate due to the following:

EIS International, Inc. and Subsidiaries


                                                    Years Ended December 31,
                                                -------------------------------
                                                    1995     1996        1997
                                                --------  ----------   --------
Federal corporate statutory rate                     35%    (35)%         34%
State income taxes, net of Federal benefit            4      (1)           2
Acquired technology in process                       --      18           --
Write-down of intangible assets                      --       8           --
Research and development tax credits                 (3)     --           --
Increase (decrease) in valuation allowance           (1)      3            8
Other, net                                            1      (1)          (4)
                                                --------  ------   ----------
                                                     36%     (8)%         40%
                                                ========  ======   ==========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                                         December 31,
                                                      -------------------
                                                        1996       1997
                                                      --------   --------
Deferred Tax Assets
Accounts receivable, principally due to allowances
  for doubtful accounts and sales returns             $ 2,428    $ 1,889
Net operating loss carryforwards                        7,447      7,620
Inventories, principally due to reserves for
  obsolescence                                            881        838
Discontinued operations                                 1,146        526
Property and equipment, principally due to
  differences in depreciation methods                     486        498
Other                                                     258        195
                                                     ---------   --------
Total gross deferred tax assets                        12,646     11,566
Less: valuation allowance                              (4,008)    (4,181)
                                                     ---------   --------
Total deferred tax assets                               8,638      7,385
Deferred Tax Liability
Capitalized software development costs                 (1,829)    (1,731)
                                                     ---------   --------
Net deferred tax assets                                 6,809      5,654
Less:  current deferred tax assets                      4,713      3,448
                                                     ---------   --------
Non-current deferred tax assets                       $ 2,096    $ 2,206
                                                     =========   ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 1997, the Company has net operating loss carryforwards of $19.2 million available to reduce future Federal and state taxes which expire in the years 2004 through 2011. The use of approximately $7 million of these carryforwards are restricted to the future taxable income of Cybernetics and Surefind.

EIS International, Inc. and Subsidiaries


(8)    Stockholders' Equity

(a) Merger and Acquisition

On February 29, 1996, the Company issued 505,685 shares of its common stock in connection with its merger with Surefind and reserved an additional 43,892 shares for issuance upon exercise of outstanding stock options and stock warrants of Surefind. On March 1, 1996, the Company issued 494,660 shares of its common stock in connection with its acquisition of Cybernetics and reserved an additional 321,270 shares for issuance upon exercise of outstanding stock options and stock warrants of Cybernetics. On September 1, 1996, the Company issued 44,993 shares of its common stock and warrants to acquire 29,995 shares of its common stock in connection with its purchase of Pulse.

(b) Stock Options

Incentive and Non-Incentive Stock Options

The Company has various stock option plans (the "Plans"), under which incentive stock options ("ISO's") and non-incentive stock options ("Non-ISO's") may be granted. Pursuant to the Plans, 2,882,662 shares of common stock may be granted and the same number of shares have been reserved for such issuance. The Board of Directors has the authority to determine the number, terms and type of stock options to be granted. The exercise price of all options granted under the Plans cannot be less than the fair market value at the date of grant.

Generally, options granted under the Plans vest 25% beginning one year from date of grant and 25% on each anniversary of the grant date thereafter. Additionally, options expire not later than ten years from date of grant (five years if the optionee is a principal shareholder).

Stock option activity during the periods indicated is as follows:

                                     ISO'S                  Non-ISO'S
                       ---------------------------   ---------------------------
                                      Weighted-                     Weighted-
                       Number of      Average        Number of       Average
                         Shares    Exercise Price     Shares      Exercise Price
                       ---------------------------------------------------------
Outstanding,
   December 31, 1994    885,782       $ 8.45          701,312        $ 6.09
      Granted           155,844        16.01            8,656         15.78
      Exercised        (155,535)       16.77          (80,067)         2.02
      Forfeited         (33,205)        9.35             (443)         2.73
                       --------       ------        ---------       -------
Outstanding,
   December 31, 1995    852,886         9.81          629,458          6.74
      Granted           514,498        12.77          479,279          9.96
      Exercised        (318,637)        7.39         (192,670)         7.75
      Forfeited        (278,901)       15.29         (180,855)        15.05
                       --------       ------        ---------       -------
Outstanding,
   December 31, 1996    769,846        11.16          735,212          6.53
      Granted           577,279         5.67          181,634          5.55
      Exercised         (60,962)        7.25         (390,027)         2.38
      Forfeited        (667,158)       11.41         (305,852)        11.99
                       --------       ------        ---------       -------
Outstanding,
   December 31, 1997    619,005       $ 6.12          220,967        $ 5.51
                       ========       ======        =========       =======


Non-Employee Director Stock Option Plan

On February 23, 1993, the Board of Directors approved a stock option plan for non-employee directors, which provided for the granting of 6,250 options to purchase the Company's common stock for each non-employee director annually,

EIS International, Inc. and Subsidiaries

based on a fixed formula. The Company had reserved 200,000 shares for issuance under this plan. On December 21, 1993, the Board of Directors approved an amendment to the plan, which was approved by shareholders at the April 27, 1994 Annual Meeting, that increased the options available under the plan to 260,000 and provided for additional grants as follows. An aggregate of 30,000 options under the plan are available for each non-employee director, of which (i) 26,000 options would be immediately granted to each such director at the fair market value on December 21, 1993, with vesting of 6,500 options on each of February 23, 1994, February 23, 1995, February 23, 1996, and February 23, 1997, provided that each such person is a director on such dates, and (ii) 1,000 options under the plan would be granted to each non-employee director on February 23, 1994, February 23, 1995, February 23, 1996, and February 23, 1997, at the fair market value on the grant date provided that each such person is a director on such dates.

The following is a summary of the non-employee directors stock option plan transactions:


                                           Price           Expiration
                            Number       Per Share            Dates
                          ---------    -------------     -------------
Outstanding,
   December 31, 1994        166,250    $8.63 - 13.13       2/03 - 2/04
      Granted                 5,000            14.56              2/05
      Exercised             (42,500)    8.63 - 14.56      11/03 - 2/05
      Cancelled             (13,000)           12.38             12/03
                          ---------    -------------     -------------
Outstanding,
   December 31, 1995        115,750     8.63 - 14.56       2/03 - 2/05
      Granted                 4,000            16.88              2/06
      Exercised                  --               --                --
      Cancelled                  --               --                --
                          ---------    -------------     -------------
Outstanding,
   December 31, 1996        119,750     8.63 - 16.88       2/03 - 2/06
      Granted               204,500     5.00 - 5.9375      2/07 - 4/07
      Exercised                  --               --                --
      Cancelled            (106,750)    9.25 - 16.875               --
                          ---------    -------------     -------------
Outstanding,
  December 31, 1997         217,500    $5.00 - 12.375     12/03 - 4/07
                          =========    =============     =============


The number of ISO, non-ISO, and non-employee director options exercisable at December 31, 1996 and 1997 was 817,858 and 134,009, respectively, and the weighted-average exercise price of those options was $6.57 and $7.94, respectively. At December 31, 1997, options were exercisable under the Plans at prices ranging from $0.40 to $12.38. All options granted under the Plans were granted at exercise prices representing the fair market value of the Company's common stock at the date of the grant.

Disclosure of Additional Stock Option Information

The Company applies APB Opinion No. 25 in accounting for its ISO, non-ISO, and non-employee director stock options plans and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share data):


                                                  1995       1996      1997
                                               -------   ---------   -------
Net income (loss) as reported                  $ 9,220   $(38,556)   $1,245
  Pro forma                                      7,642    (42,561)      702
Net income (loss) per share as reported -
     Basic                                        0.95      (3.61)     0.11
Net income (loss) per share as reported -
     Diluted                                      0.88      (3.61)     0.11
  Pro forma - Basic                               0.79      (3.98)     0.06
  Pro forma - Diluted                             0.73      (3.98)     0.06

EIS International, Inc. and Subsidiaries

Pro forma amounts reflect only options granted in 1995 and years thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

The fair value of the ISO, non-ISO, and non-employee stock options granted in 1995, 1996 and 1997 is estimated at grant date using the option pricing model with the following weighted average assumptions for 1997: expected dividend yield 0.0%, risk free interest rate of 5.8%, expected volatility of 59.1%, and expected life of five years; for 1996: expected dividend yield of 0.0%, risk free interest rate of 6.4%, expected volatility of 47.4% and an expected life of seven years; and for 1995: expected dividend yield of 0.0%, risk free interest rate of 6.0%, expected volatility of 47.4% and an expected life of seven years. The weighted average grant date fair values of options granted in 1995, 1996, and 1997 was $15.96, $11.80 and $3.86, respectively.

(c) Warrants

In connection with services performed by various other parties and the business combinations (see note 3), the Company has granted warrants to purchase common stock as follows:


                             Number of       Price Per       Expiration
                              Shares           Share            Dates
                          ------------      -----------     ------------
Outstanding,
   December 31, 1994           100,511      $6.55-11.50     10/96 - 7/99
      Granted                       --               --               --
      Exercised                     --               --               --
      Cancelled                     --               --               --
                          ------------      -----------     ------------
Outstanding,
   December 31, 1995           100,511       6.55-11.50     10/96 - 7/99
      Granted                  155,552       1.35-18.23     12/96 - 5/05
      Exercised                (92,730)      1.35-18.00     12/96 - 3/00
      Cancelled                 (9,758)            7.94            10/96
                          ------------      -----------     ------------
Outstanding,
   December 31, 1996           153,575       1.35-18.23      2/98 - 5/05
      Granted                       --               --               --
      Exercised                     --               --               --
      Cancelled                     --               --               --
                          ------------      -----------     ------------
Outstanding,
   December 31, 1997           153,575      $1.35-18.23      2/98 - 5/05
                          ============      ===========     ============

(d) Employee Stock Purchase Plan

On February 23, 1993, the Board of Directors approved an employee stock purchase plan, which provides for the purchase of up to 300,000 shares of common stock by employees of the Company. During 1995, 1996, and 1997, 36,786, 33,784, and 17,152 shares were issued under this plan. The compensation expense, under SFAS 123, associated with the issuance of the shares under this plan is not material in any year presented. As of December 31, 1997, there are 180,473 remaining shares available to purchase under this plan.

(e) Employee Savings Program

The Company maintains an Employee Savings Plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Service limitations. The Company, at the discretion of

EIS International, Inc. and Subsidiaries

the Board of Directors, may match the employee contributions equal to or less than 2.5% of the participant's compensation. Such employer contributions vest equally over a four year period. The Company recorded a $200,000, $264,000, and $204,000 expense for 1995, 1996, and 1997.

 (9)   Commitments and Contingencies

Lease Obligations

The Company leases office facilities and equipment under noncancellable operating lease arrangements which expire at various dates. The future minimum annual payments for all noncancellable leases at December 31, 1997 follow (in thousands):


             Year                                 Amount
             ---------------------              --------
             1998                                $ 2,441
             1999                                  2,359
             2000                                  2,339
             2001                                  2,337
             2002                                    229
             Thereafter                               19
                                                ---------
                                                 $ 9,724
                                                =========

Rent expense on operating leases totaled $1,549,000 in 1995, $2,350,000 in 1996, and $2,718,000 in 1997.

Year 2000 Issues

Background. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects nearly all companies and organizations.

Impact on EIS. All EIS products will be affected in some manner by Year 2000 Issues, except for EMPSx and WMW, which are already Year 2000 compliant. EIS has developed and expects to implement in 1998 a plan ("the Year 2000 Product Plan") that makes necessary modifications to its products. The current estimated cost to update EIS' products is approximately $2.0 million. EIS expects to supplement its internal resources with external resources to complete the Year 2000 Product Plan. EIS will seek to manage its research and develop costs and Year 2000 Product Plan costs, so that EIS' total research and development costs are not materially different from EIS' research and development costs in 1996 and 1997, but there can be no assurance it will be able to do so. In addition to incurring research and development costs, EIS may incur additional costs in other areas of its operation, including program management and installation services. EIS is planning to provide updated software to customers under EIS maintenance contracts, and to charge fees for on-site visits, when necessary, and for certain other services to upgrade customer software. EIS products affected by the Year 2000 issue will not be saleable during or after Year 2000, unless the Year 2000 Product Plan is completed before that date. Failure to successfully implement the Year 2000 Product Plan could have a material adverse impact on EIS' operations and financial condition. EIS expects to be successful in completing the Year 2000 Product Plan changes to all of its products; however, upgrading all customers products that require such upgrades prior to Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on the customer. Additionally, the estimated research and development costs discussed above could change materially as development of the Year 2000 Product Plan proceeds.

EIS is in the process of estimating the cost of bringing its internal software and hardware systems to be Year 2000 compliant. Although this process may involve additional costs, EIS believes that those costs will not have a material adverse affect on its operation and financial condition. If that update is not completed in a timely manner, or if EIS' costs exceed the current estimates, the cost of Year 2000 compliance for EIS' internal computer software and hardware systems could have at material adverse impact on its operations and financial condition. EIS also intends to determine

EIS International, Inc. and Subsidiaries

the extent of any adverse impact resulting from failures by its major vendors and distributors to be Year 2000 compliant; however, it is currently unable to estimate any such potential adverse impact, and such adverse impact could be material.

Line of Credit

On September 3, 1997, the Company entered into a Loan Document Modification Agreement (the "New Loan Agreement") which amended the terms and conditions under the previous line of credit. Under the New Loan Agreement, the Company may borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the bank's prime rate plus .75%. The New Loan Agreement is secured by substantially all assets of the Company and expires on September 2, 1998. There were no amounts outstanding under the New Loan Agreement as of December 31, 1997. Prior to the New Loan Agreement, the Company had an unsecured line of credit of $12.5 million with the same commercial bank under a commitment that expired in January 1997.

(10)   Litigation

The Company and certain individuals indicated below are named as defendants in the following lawsuits, each of which were filed on the date indicated in the United States District Court for the District of Connecticut, allegedly on behalf of certain of the Company's shareholders, each of which claims allege securities fraud based upon certain alleged misleading representations regarding the Company's acquisition of Surefind and Cybernetics and their operations, each of which seek damages in an unspecified amount.

1. Warburgh v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian and Kent M. Klineman, filed April 25, 1997.

2. Wallace v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, Harry Peisach, and Kent M. Klineman, filed May 21, 1997.

3. Augenbaum v. EIS International, Inc., Joseph Porfeli, Edward J. Sarkisian, Kent M. Klineman, Robert Jesurum and Herbert Balzuweit, filed May 23, 1997.

4. Romano, et. Al, v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, and Kent M. Klineman, filed June 4, 1997.

5. Dechter v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, Kent M. Klineman and Harry Peisach, filed June 4, 1997.

These lawsuits have been consolidated into a single case and the Company expects an amended complaint to be filed in early 1998. The Company and various other defendants have retained counsel, the claims are being reviewed, and the lawsuit will be vigorously defended. The Company is currently not able to estimate the costs or a range of costs which may arise out of this case.

EIS is also party to various other legal actions and claims arising in the ordinary course of its business. The Company believes it has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company has, from time-to-time, received notices of potential intellectual property infringement claims against it. Based on the knowledge and the facts and, in certain cases, opinions of outside counsel, management believes the resolution of the existing claims will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

EIS International, Inc. and Subsidiaries

(11)   Write-Down of Intangible Assets

In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" management performed a discounted cash flow analysis of Cybernetics' operations. Management concluded that this analysis warranted a write-down of the intangible assets of Cybernetics of approximately $8.1 million to zero. This write-down is included in the consolidated statement of operations for the year ended December 31, 1996.

(12)   Discontinued Operations and Restructuring

On February 28, 1997, the Board of Directors of the Company resolved to discontinue the operations of Surefind. The decision to discontinue the operations of Surefind was made after it became apparent that a significantly higher than anticipated level of cash funding was needed to exploit Surefind's product.

Surefind incurred a net loss of approximately $3.7 million, net of a $1.6 million income tax benefit, in 1996 and $2.1 million in 1995 which is separately shown as a loss on discontinued operations in the accompanying consolidated statements of operations for the respective periods. In connection with the decision to discontinue the operations of Surefind, the Company recorded a $1.8 million estimated loss on the disposal of Surefind which includes a provision for anticipated operating losses prior to disposal. The loss on disposal, recorded in the fourth quarter of 1996, is shown net of a $1.1 million income tax benefit.

The components of the net liability of discontinued operations at December 31, 1997 are summarized as follows (in thousands):


Lease obligations                               $ 356
Provision for estimated loss on disposal
     of discontinued operations                   242
                                              --------
Net liability of discontinued operations        $ 598
                                              ========

On March 3, 1997, the Company announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus the Company's efforts on its core systems business and to reduce costs. In connection with the Restructuring, the Company downsized the operations of Cybernetics, closed and sublet its Fort Lauderdale, Florida facility, focusing Cybernetics' development and marketing efforts primarily on its Workforce Manager product. In addition, EIS terminated the separate operations of Pulse, its Chantilly, Virginia based integration services business, by integrating the business of Pulse into the operations of the Company's core business. Furthermore, the Company closed its corporate headquarters in Pittsburgh, Pennsylvania and relocated the corporate headquarters to its facility in Herndon. A total of approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, the Company recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $0.5 million of other costs.

(13)   Related Parties

During 1997, the President of EIS entered into a $100,000 loan agreement with Company. Under the agreement, interest accrues at the rate of 6% and quarterly amounts are forgiven and included as compensation to the President over the three year term of the loan. If the President terminates prior to the end of the three year term, the balance due at such time is to be repaid in full. As of December 31,1997, there was $74,584 outstanding under the loan.

During 1997, EIS loaned $78,000 to the Senior Vice President of Worldwide Sales in connection with his relocation. This amount was fully repaid in early 1998.

The Company incurred expenses of $60,000, $60,000, and $80,000 during 1995, 1996, and 1997, respectively, in connection with legal and consulting services provided by a member of the Board of Directors.

EIS International, Inc. and Subsidiaries

At the time of the merger with Surefind (see note 3), the then President and Chief Executive Officer of EIS was also the Chief Executive Officer of Surefind and owned 134,190 shares of Surefind stock and options to purchase 352,113 shares of Surefind stock all of which were exchanged for EIS stock and options pursuant to the terms of the merger agreement.

At December 31, 1996, the then President and Chief Executive Officer of EIS owed $161,000 to EIS, which was repaid in full during 1997.

(14)   Fourth Quarter Charges - 1996

During the fourth quarter 1996, the Company recorded the following charges which are included in the accompanying 1996 consolidated statement of operations (in millions):

    Item                                                      Amount
    ------------------------------------------------------  ---------
    Continuing Operations:
      Provision for doubtful accounts and sales returns       $ 2.9
      Provision for losses on uncompleted contracts             5.0
      Write-down of intangible assets                           8.1
                                                             ------
      Total charges to continuing operations                   16.0
    Discontinued Operations:
      Loss on disposal of Surefind, net of tax benefits         1.8
                                                             ------
      Total charges to operations                            $ 17.8
                                                             ======

EIS International, Inc. and Subsidiaries


                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1995, 1996, and 1997
                                 (In thousands)


                                                           Additions
                                                    --------------------------
                                       Balance at   Charged to    Charged to                     Balance at
                                        Beginning    Costs and       Other                           End
Classification                           of Year     Expenses      Accounts     Deductions (a)     of Year
--------------------------------------------------- ------------  ------------  --------------   ------------
1995
Allowances for doubtful accounts
   and sales returns                       $ 1,638   $ 1,667    $ 1,121 (b)        $ (1,761)     $ 2,665
Allowances for inventory obsolescence        1,017        --         --                (267)         750

1996
Allowances for doubtful accounts
   and sales returns                         2,665     4,781      3,500 (b)          (4,829)       6,117
Allowances for inventory obsolescence          750     2,862         --              (1,695)       1,917

1997
Allowances for doubtful accounts
   and sales returns                         6,117       837      2,173 (b)          (4,581)       4,546
Allowances for inventory obsolescence        1,917        --         --                (222)       1,695

---------------------------------------

(a)  Represents amounts written-off.
(b)  Amounts charged to sales returns & allowances (reduction of revenue).