Form 10-Q
period 1998-03-31
EIS INTERNATIONAL INC /DE/
filed 1998-05-11
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ________ to

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

                          -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of April 17, 1998: 11,656,677 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

     INDEX to Financial Statements Filed with Quarterly Report of Registrant on Form 10-Q for the Quarter Ended March 31, 1998
                                   (Unaudited)


         PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:                                                       Page
                                                                                              ----
         Unaudited Consolidated Balance Sheets as of December 31, 1997
         and March 31, 1998                                                                       3

         Unaudited Consolidated Statements of Operations
         for the three months ended March 31, 1997 and 1998                                       4

         Unaudited Consolidated Statements of Cash Flows
         for the three months ended March 31, 1997 and 1998                                       5

         Notes to Consolidated Financial Statements
         (unaudited)                                                                            6-8

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   9-13

         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              14

         Item 2.  Changes in Securities                                              Not Applicable

         Item 3.  Defaults Upon Senior Securities                                    Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders                            15

         Item 5.  Other Information Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K                                               15

         Signatures                                                                              16


                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Dollars in thousands, except per share amount)


                                                                             December 31,   March 31,
                                                                                1997           1998
                                                                             ------------  -------------
Assets                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $ 22,525       $ 22,315
     Short-term investments                                                        2,332             --
     Accounts receivable, trade, less allowances for doubtful accounts
       and sales returns of $4,546 in 1997 and $3,621 in 1998                     13,979         17,257
     Current portion of installment and lease receivables                          1,674          2,439
     Inventories                                                                   5,160          4,996
     Current deferred income taxes                                                 3,448          2,892
     Refundable income taxes                                                         611            601
     Prepaids and other current assets                                               857          1,037
                                                                             ------------  -------------
        Total current assets                                                      50,586         51,537

Capitalized software development costs, net                                        4,372          4,493
Property and equipment, net                                                        7,842          7,685
Installment and lease receivables, less current portion                            1,254            849
Deferred income taxes                                                              2,206          2,206
Other assets                                                                       1,532          1,318
                                                                             ------------  -------------
        Total assets                                                            $ 67,792       $ 68,088
                                                                             ============  =============

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                                   $ 15,508       $ 12,944
     Deferred revenue                                                              2,983          4,613
     Net liability of discontinued operations                                        598            737
                                                                             ------------  -------------
        Total current liabilities                                                 19,089         18,294

Other liabilities                                                                    253            193
                                                                             ------------  -------------
        Total liabilities                                                         19,342         18,487

Commitments and Contingencies
Stockholders' equity
     Common Stock, $.01 par value, 15,000,000
         shares authorized, issued 11,641,393 shares
         in 1997 and 11,656,677 shares in 1998                                       116            117
     Additional paid-in capital                                                   60,357         60,364
     Accumulated translation adjustments                                            (326)          (202)
     Retained deficit                                                            (10,792)        (9,773)
     Treasury stock, at cost -- 101,225 shares in 1997 and 1998                     (905)          (905)
                                                                             ------------  -------------
        Total stockholders' equity                                                48,450         49,601
                                                                             ------------  -------------
        Total liabilities and stockholders' equity                              $ 67,792       $ 68,088
                                                                             ============  =============






     See accompanying notes to unaudited consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                         Three Months
                                                                        Ended March 31,
                                                                    -------------------------
                                                                       1997         1998
                                                                    -----------  ------------
Net revenues:
  Product and software                                                $ 13,913      $ 11,607
  Service and other                                                      6,309         6,495
                                                                    -----------  ------------
                                                                        20,222        18,102
                                                                    -----------  ------------
Cost of revenues:
  Cost of product and software sold                                      5,607         4,550
  Recovery of provision for contract losses                                ---          (886)
  Cost of service and other                                              4,185         3,390
                                                                    -----------  ------------
                                                                         9,792         7,054
                                                                    -----------  ------------
      Gross margin                                                      10,430        11,048
                                                                    -----------  ------------

Operating cost and expense:
  Research and development                                               3,246         2,553
  Sales, general and adminstrative                                      10,200         7,147
  Restructuring                                                          2,877           ---
                                                                    -----------  ------------
                                                                        16,323         9,700
                                                                    -----------  ------------
Operating income (loss)                                                 (5,893)        1,348
  Other income, net                                                        208           331
                                                                    -----------  ------------
Income (loss) before income tax benefit (expense)                       (5,685)        1,679
  Income tax benefit (expense)                                           2,163          (660)
                                                                    -----------  ------------
Net income (loss)                                                     $ (3,522)     $  1,019
                                                                    ===========  ============

Basic income (loss) per share:                                        $  (0.32)     $   0.09
Diluted income (loss) per share:                                         (0.32)         0.09

Weighted average common and common equivalent shares:
  Basic                                                                 11,143        11,546
  Diluted                                                               11,143        11,809






     See accompanying notes to unaudited consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                                 Three Months
                                                                                 Ended March 31,
                                                                             -----------------------
                                                                               1997         1998
                                                                             ----------  -----------
Cash flows from operating activities:
    Net income (loss) from continuing operations                              $ (3,522)     $ 1,019
    Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities:
        Provision for doubtful accounts and sales returns                          676          359
        Recovery of provision for contract losses                                  ---         (886)
        Depreciation and amortization                                            1,795        1,732
        Deferred income taxes                                                   (2,252)         556
Change in assets and liabilities:
        Accounts receivable, trade                                                (166)      (4,303)
        Installment and lease receivables                                          353          306
        Inventories                                                             (1,052)         164
        Refundable income taxes                                                    ---           10
        Accounts payable and accrued liabilities                                  (938)      (1,678)
        Deferred revenue                                                         2,753        1,630
        Other                                                                     (280)         (93)
                                                                             ----------  -----------
  Net cash provided by continuing operations                                    (2,633)      (1,184)
  Cash provided by (used in) discontinued operations                              (970)         139
                                                                             ----------  -----------
Net cash provided by (used in) operating activities                             (3,603)      (1,045)
                                                                             ----------  -----------
Cash flows from investing activities:
        Additions to property and equipment                                     (1,151)      (1,038)
        Sale of short-term investments                                           1,038        2,332
        Purchase of short-term investments                                      (1,004)         ---
        Increase in capitalized software costs                                    (365)        (467)
                                                                             ----------  -----------
Net cash provided by (used in) investing activities                             (1,482)         827
                                                                             ----------  -----------
Cash flows from financing activities:
        Proceeds from exercise of stock options and warrants                       383            8
                                                                             ----------  -----------
Net cash provided by financing activities                                          383            8
                                                                             ----------  -----------
Net decrease in cash and cash equivalents                                       (4,702)        (210)
Cash and cash equivalents at beginning of period                                11,099       22,525
                                                                             ----------  -----------
Cash and cash equivalents at end of period                                     $ 6,397     $ 22,315
                                                                             ==========  ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period  for:
        Interest                                                               $    15     $     48
        Income taxes                                                               ---          200



     See accompanying notes to unaudited consolidated financial statements.

EIS International, Inc. and Subsidiaries
----------------------------------------

Notes to Consolidated Financial Statements

(1)    Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results for the full year.

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

(2)    Basis of Consolidation

The consolidated financial statements include the accounts of EIS International, Inc. and its wholly-owned subsidiaries ("EIS" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)    New Accounting Pronouncements

In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which is effective for the year ending December 31, 1998. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings per Share," and FASB SFAS No. 47, "Disclosure of Long-Term Obligations." EIS has been subject to the requirements of those standards and, as a result, the adoption of SFAS No. 129 effective January 1, 1998 did not have a material impact on the Company's financial statements.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. EIS adopted SFAS No. 130 effective January 1, 1998.

The schedule below reflects consolidated comprehensive income (loss) for the periods ended March 31, 1997 and 1998:


                                                                   Three Months
                                                                  Ended March 31,
                                                            ----------------------------
                                                                1997           1998
                                                            -------------  -------------
Net income (loss)                                               $ (3,522)     $ 1,019
Other comprehensive income:
     Foreign currency translation adjustment                         141          124
                                                            -------------  -------------
Comprehensive income (loss)                                     $ (3,381)     $ 1,143
                                                            -------------  -------------



In June 1997, FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the year ending December 31, 1998. SFAS No. 131 requires companies to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. EIS does not believe that the adoption of SFAS No. 131 will have a material impact on its financial statements.

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

EIS International, Inc. and Subsidiaries
----------------------------------------

As a result of the adoption of SOP 97-2 on January 1, 1998, product and software revenue and gross margin were lower by $458,000 and $344,000, respectively, for the quarterly period ended March 31, 1998.

(4)  Earnings (Loss) Per Share

Earnings (loss) per share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 1998, the computation of diluted earnings per share include the assumed exercise of dilutive stock options and warrants. For the three months ended March 31, 1997, the assumed exercise of stock options and warrants has not been included in the calculation as they would be anti-dilutive.

(5)  Year 2000 Issues

Background. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects nearly all companies and organizations.

Impact on EIS. All EIS products will be affected in some manner by Year 2000 issues, except for EMPSx and WMW, which are already Year 2000 compliant. EIS has developed and is in the initial phases of the implementation of a plan ("the Year 2000 Product Plan") that makes necessary modifications to its products. The current estimated cost to update those products is approximately $2.0 million. EIS expects to continue to supplement its internal resources with subcontract labor to complete the Year 2000 Product Plan. EIS will seek to manage its research and develop costs and Year 2000 Product Plan costs, so that EIS' total research and development costs are not materially different from the range of research and development costs incurred during 1996 and 1997, but there can be no assurance it will be able to do so. In addition to incurring research and development costs, EIS may incur additional costs in other areas of its operation, including program management and installation services. EIS is planning to provide updated software to customers under EIS maintenance contracts, and to charge fees for on-site visits, when necessary, and for certain other services to upgrade customer software. EIS products affected by the Year 2000 issue will not be saleable during or after Year 2000, unless the Year 2000 Product Plan is completed before that date. Failure to successfully implement the Year 2000 Product Plan could have a material adverse impact on EIS' operations and financial condition. EIS expects to be successful in completing the Year 2000 Product Plan changes to all of its products; however, upgrading all customers products that require such upgrades prior to Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on the customer. Additionally, the estimated research and development costs discussed above could change materially as development of the Year 2000 Product Plan proceeds. During the quarterly period ended March 31, 1998, EIS incurred $124,000 of costs associated with its Year 2000 Product Plan. These costs are included in research and development in the accompanying consolidated statements of operations.

EIS is in the process of estimating the cost of updating its internal software and hardware systems to be Year 2000 compliant. Although that process may involve additional costs, EIS believes that those costs will not have a material adverse affect on its operations and financial condition. If that update is not completed in a timely manner, or if EIS' costs exceed the current estimates, the cost of Year 2000 compliance for EIS' internal computer software and hardware systems could have at material adverse impact on its operations and financial condition. EIS also intends to determine the extent of any adverse impact resulting from failures by its major vendors and distributors to be Year 2000 compliant; however, it is currently unable to estimate any such potential adverse impact, and such adverse impact could be material. No material costs have been incurred to date with respect to updating EIS' internal software and hardware systems for Year 2000 compliance.

EIS International, Inc. and Subsidiaries
----------------------------------------

(6)   Restructuring

On March 3, 1997, EIS announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus the Company's efforts on its core systems business and to reduce costs. In connection with the Restructuring, EIS downsized the operations of Cybernetics Systems International Corp. ("Cybernetics"), a wholly-owned EIS subsidiary, closed and sublet its Fort Lauderdale, Florida facility, focusing Cybernetics' development and marketing efforts primarily on its Workforce Manager product. In addition, EIS terminated the separate operations of Pulse Technologies, Inc. ("Pulse"), its Chantilly, Virginia based integration services business, by integrating the business of Pulse into the operations of the Company's core business. Furthermore, EIS closed its corporate headquarters in Pittsburgh, Pennsylvania and relocated the corporate headquarters to its facility in Herndon. A total of approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, EIS recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $0.5 million of other costs.

EIS International, Inc. and Subsidiaries
----------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement
--------------------

In addition to historical information contained herein, this document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. All statements included in this document regarding the Company's financial position, business strategy and plans, objectives for future operations, technical developments, Year 2000 compliance, industry conditions -- other than statements of historical facts -- are forward-looking statements. While these statements reflect the Company's reasonable assumptions, based upon management's beliefs and information currently available to it, EIS can give no assurance that such expectations will prove to be correct.

These forward-looking statements are subject to certain risks, uncertainties, and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, technological change, product development, product introductions and acceptance, distribution networks, changes in industry practices, one-time events and other factors described herein and under the heading "Factors Affecting Future Results" in the Company's Annual Report on Form 10-K for the year ending December 31, 1997. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, EIS may experience material fluctuations in its future quarterly and annual operating results that may vary materially from those described herein and that could materially and adversely affect its business, financial condition, operating results and stock price. EIS does not intend to update these forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as reflected in the Consolidated Statements of Operations included herein. The percentages shown are calculated based upon of net revenues, except that cost of product and software sold and cost of services and other are presented as a percentage of product and software sales and service and other revenues, respectively.



                                                               Three Months Ended March 31,
                                                       ------------------------------------------
                                                                1997                 1998
                                                       ---------------------  --------------------
                                                            $           %         $          %
                                                       ----------   --------  ---------- ---------
Product and software sales                                13,913        68.8    11,607        64.1
Service and other                                          6,309        31.2     6,495        35.9
                                                       ----------   --------  ---------- ---------
  Net revenues                                            20,222       100.0    18,102       100.0
                                                       ----------   --------  ---------- ---------
Cost of product and software sold                          5,607        40.3     4,550        39.2
Recovery of provision for contract losses                    ---         ---      (886)        ---
Cost of service and other                                  4,185        66.3     3,390        52.2
                                                       ----------   --------  ---------- ---------
  Gross margin                                            10,430        51.6    11,048        61.0
                                                       ----------   --------  ---------- ---------
Research and development cost                              3,246        16.1     2,553        14.1
Sales, general and administrative                         10,200        50.4     7,147        39.5
Restructuring costs                                        2,877        14.2       ---         ---
                                                       ----------   --------  ---------- ---------
  Operating income (loss)                                 (5,893)      (29.1)    1,348         7.4
Other income, net                                            208         1.0       331         1.8
                                                       ----------   --------  ---------- ---------
  Income (loss) before income tax benefit (expense)       (5,685)      (28.1)    1,679         9.3
Income tax benefit (expense)                               2,163        10.7      (660)       (3.6)
                                                       ----------   --------  ---------- ---------
Net income (loss)                                         (3,522)      (17.4)    1,019         5.6
                                                       ==========   ========  ========== =========


EIS International, Inc. and Subsidiaries
----------------------------------------

Net Revenues

Net revenues of $18.1 million in the first quarter ended March 31, 1998 decreased $2.1 million (10%) from $20.2 million of such revenue in the first quarter ended March 31, 1997. Product and software sales revenue of $11.6 million in the first quarter ended March 31, 1998 decreased $2.3 million (17%) from $13.9 million of such revenue in the same 1997 period. The decrease in product and software sales revenue is primarily a result of two items. First, EIS experienced a decrease in sales to certain of its major telemarketing service bureau customers which were not offset by sales to new and other existing customers. Second, as discussed in note 3 to the accompanying financial statements, in October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). As a result of the adoption of SOP 97-2, on January 1, 1998, product and software revenue was lower by $458,000 for the quarter ended March 31, 1998.

Towards the end of 1997 and continuing into 1998, EIS has taken and is continuing to take actions with respect to its domestic and international sales personnel, marketing activities, and its strategic alliance relationships, to address the decline in product and software revenue. However, no assurance can be given that these actions will result in the stabilization or increase of product revenue.

Service and other revenue of $6.5 million in the first quarter ended March 31, 1998 increased $186,000 (3%) from $6.3 million of such revenues in the same period in 1997. The increase in service and other revenues in the first quarter of 1998 as compared to the first quarter of 1997, was primarily due to expansion of the Company's customer base covered by service contracts, offset by a decline in its professional services business.

Cost of Revenues and Gross Margins

Total gross margin was $11.0 million (61.0%) in the first quarter of 1998, compared to $10.4 million (51.6%) in the first quarter of 1997. The primary reason for the improvement in gross margin as a percentage of revenue was the result of the recovery of provision for contract losses of $886,000 recorded in the first quarter of 1998. This recovery represents an excess amount remaining from a $5.0 million provision, recorded in the fourth quarter of 1996. This provision was recorded by Cybernetics for costs associated with the completion and installation of products and resolution of certain Cybernetics contractual obligations. During the first quarter of 1998, Cybernetics completed work on certain contracts and made significant progress towards the resolution of certain other obligations which resulted in the recovery of the provision for contract losses recorded in the first quarter of 1998.

Gross margin on product and software sales was $7.1 million (60.8%) in the first quarter of 1998, compared to $8.3 million (59.7%) in the first quarter of 1997. The decline in product and software gross margin dollars was directly attributable to the decline in product and software sales, although the product and software gross margin percentage did not materially change. As a result of the adoption of SOP 97-2 as discussed above, the gross margin on product and software revenue was lower by $344,000 for the quarterly period ended March 31, 1998.

Gross margin on service and other revenue was $3.1 million (47.8%) in the first quarter of 1998, compared to $2.1 million (33.7%) in the first quarter of 1997. The improvement in gross margin on service and other revenue was primarily due to expense control measures implemented during the latter part of the first quarter of 1997 as a result of the Restructuring discussed below. In addition, the cost of supplying parts under EIS customer maintenance agreements decreased as a result of management's efforts to improve this operation.

EIS' gross margin can be affected by a number of factors, including changes in sales volume, product mix, hardware requirements of each sale, costs of product support, and competitive pressures on pricing. Consequently, there can be no assurance that EIS will continue to sustain gross margins at previous levels.

Research and Development Costs

Research and development costs as a percentage of total revenues were 14.1% in the first quarter of 1998 as compared to 16.1% of total revenues in the first quarter of 1997. Research and development costs decreased $693,000 to $2.6 million in the first quarter of 1998 from $3.2 million of such costs in the same period in 1997. This decrease was primarily due to a decline of approximately $376,000 in salaries and subcontract labor costs (see "Year 2000 Issues" for additional information regarding the use of subcontract resources), an increase

EIS International, Inc. and Subsidiaries
----------------------------------------


of $102,000 in capitalized software development costs, as well as reduced research and development costs incurred by Cybernetics. The decrease in salaries and subcontract labor, as well as the increase in capitalized software development costs, was attributable to a decline in resources required for updates to generally available software and increased focus on software under development for release later this year and in early 1999.

EIS capitalizes certain software development costs relating to the enhancement of existing products and to the development of new products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Approximately $467,000 and $365,000 were capitalized in the first quarters of 1998 and 1997, respectively. Amortization of capitalized software development costs of $346,000 is included in cost of products sold in the first quarters of 1998 and 1997.

EIS is committed to technological innovation. It believes that additional research and development costs will be required to maintain its market position and that these costs may increase in absolute amounts during the remainder of 1998 and thereafter.

Sales, General and Administrative Expense

Sales, general and administrative expense decreased $3.1 million to $7.1 million in the first quarter of 1998 from $10.2 million of such expenses in the same 1997 period. This decrease was primarily due to decreases in Cybernetics sales expenses and EIS administrative expenses as a result of the Restructuring discussed below.

Restructuring Costs

On March 3, 1997, EIS announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus the Company's efforts on its core systems business and to reduce costs. In connection with the Restructuring, EIS downsized the operations of Cybernetics, closed and sublet its Fort Lauderdale, Florida facility, focusing Cybernetics' development and marketing efforts primarily on its Workforce Manager product. In addition, EIS terminated the separate operations of Pulse, its Chantilly, Virginia based integration services business, by integrating the business of Pulse into the operations of the Company's core business. Furthermore, EIS closed its corporate headquarters in Pittsburgh, Pennsylvania and relocated the corporate headquarters to its facility in Herndon. A total of approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, EIS recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $0.5 million of other costs.

Other Income, Net

Other income, net is comprised primarily of interest income resulting from the investment of excess cash and cash equivalents, along with interest generated from EIS' portfolio of leases. Other income, net was $331,000 in the first quarter of 1998, compared to $208,000 of such other income in the same 1997 period. This increase was attributable to an increase in interest income resulting from higher cash and cash equivalent balances in the first quarter of 1998.

Income Taxes

The Company's effective income tax expense (benefit) rate was 39.3% in the first quarter of 1998 compared to 38% in the same 1997 period. The increase in the effective tax rate from 1997 to 1998 is attributable to several items which impact the overall effective tax rate, including levels of income and loss and the related statutory tax rates domestically and internationally, in addition to the extent of permanent differences, such as a 50% disallowance of certain meals and entertainment expenses.

EIS International, Inc. and Subsidiaries
----------------------------------------

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

Impact on EIS. All EIS products will be affected in some manner by Year 2000 issues, except for EMPSx and WMW, which are already Year 2000 compliant. EIS has developed and is in the initial phases of the implementation of a plan ("the Year 2000 Product Plan") that makes necessary modifications to its products. The current estimated cost to update those products is approximately $2.0 million. EIS expects to continue to supplement its internal resources with subcontract labor to complete the Year 2000 Product Plan. EIS will seek to manage its research and develop costs and Year 2000 Product Plan costs, so that EIS' total research and development costs are not materially different from the range of research and development costs incurred during 1996 and 1997, but there can be no assurance it will be able to do so. In addition to incurring research and development costs, EIS may incur additional costs in other areas of its operation, including program management and installation services. EIS is planning to provide updated software to customers under EIS maintenance contracts, and to charge fees for on-site visits, when necessary, and for certain other services to upgrade customer software. EIS products affected by the Year 2000 issue will not be saleable during or after Year 2000, unless the Year 2000 Product Plan is completed before that date. Failure to successfully implement the Year 2000 Product Plan could have a material adverse impact on EIS' operations and financial condition. EIS expects to be successful in completing the Year 2000 Product Plan changes to all of its products; however, upgrading all customers products that require such upgrades prior to Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on the customer. Additionally, the estimated research and development costs discussed above could change materially as development of the Year 2000 Product Plan proceeds. During the quarterly period ended March 31, 1998, EIS incurred $124,000 of costs associated with its Year 2000 Product Plan. These costs are included in research and development in the accompanying consolidated statements of operations.

EIS is in the process of estimating the cost of updating its internal software and hardware systems to be Year 2000 compliant. Although that process may involve additional costs, EIS believes that those costs will not have a material adverse affect on its operations and financial condition. If that update is not completed in a timely manner, or if EIS' costs exceed the current estimates, the cost of Year 2000 compliance for EIS' internal computer software and hardware systems could have at material adverse impact on its operations and financial condition. EIS also intends to determine the extent of any adverse impact resulting from failures by its major vendors and distributors to be Year 2000 compliant; however, it is currently unable to estimate any such potential adverse impact, and such adverse impact could be material. No material costs have been incurred to date with respect to updating EIS' internal software and hardware systems for Year 2000 compliance.

Liquidity and Capital Resources

EIS' working capital increased to $33.2 million at March 31, 1998 from $31.5 million at December 31, 1997. Cash, cash equivalents, and short-term investment balances decreased $2.5 million to $22.3 million at March 31, 1998 from $24.9 million at December 31, 1997. The decrease in cash, cash equivalents, and short-term investments primarily resulted from the $4.3 million increase in accounts receivable as reflected in the accompanying consolidated statements of cash flows. The increase in accounts receivable was primarily attributable to billings for annual maintenance contracts during the first quarter of 1998 which tend to have a longer collection cycle, in addition to the timing of payments by certain other customers. Net cash of $827,000 provided by investing activities in 1998 was primarily the result of sales of short-term investments of $2.3 million offset by additions to property and equipment of $1.0 million, primarily relating to the upgrade of EIS' customer support operations software and other purchases of computer hardware and software for internal use.

On September 3, 1997, EIS entered into a Loan Document Modification Agreement (the "Modified Loan Agreement") which amended the terms and conditions under the previous line of credit. Under the Modified Loan Agreement, EIS may borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the bank's prime rate plus .75%. The Modified Loan Agreement is secured by substantially all assets of EIS and expires on September 2, 1998. There were no amounts outstanding under the Modified Loan Agreement as of March 31, 1998. Prior to the Modified Loan Agreement, EIS had an unsecured line of credit of $12.5 million with the same commercial bank under a commitment that expired in January 1997.

EIS International, Inc. and Subsidiaries
----------------------------------------

EIS expects that its current cash balances and short-term investments, together with cash anticipated to be provided by operating activities, and amounts available under the Modified Loan Agreement, will be sufficient to fund its working capital requirements (including research and development and Year 2000 compliance costs) for the foreseeable future. However, EIS' ability to achieve that result will be affected by the amount of cash generated from operations and the pace that its available resources are utilized. Accordingly, EIS may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity. If additional funds are raised by issuing equity, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms, or at all.

EIS is party to various legal actions and claims arising in the ordinary course of its business. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of EIS, except for the shareholder lawsuit discussed below under Part II Item 1
- "Legal Proceedings". EIS is currently not able to estimate the costs or a range of costs which may arise out of such shareholder lawsuit.

EIS International, Inc. and Subsidiaries
----------------------------------------


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and certain individuals indicated below were named as defendants in the following lawsuits, each of which were filed on the date indicated in the United States District Court for the District of Connecticut, allegedly on behalf of certain of the Company's shareholders. Each of these claims allege securities fraud based upon certain alleged misleading representations regarding the Company's acquisition of Surefind and Cybernetics and their operations, each of which seek damages in an unspecified amount.

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

4. Romano, et. Al, v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, and Kent M. Klineman, filed June 4, 1997.

5. Dechter v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, Kent M. Klineman and Harry Peisach, filed June 4, 1997.

These lawsuits have been consolidated into a single case and a consolidated and amended complaint was filed on April 29, 1998. The Company and various other defendants have retained counsel, the claims are being reviewed, and the lawsuit will be vigorously defended. The Company is currently not able to estimate the costs or a range of costs which may arise out of this case.

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

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

EIS International, Inc. and Subsidiaries
----------------------------------------


Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on April 28, 1998. The results of voting at this meeting are provided below:

                                                                                                         Broker
Election of Directors                                              For               Withheld           Non-Votes
--------------------------------------------------            ----------------   ----------------      --------------
Robert J. Cresci                                                 7,479,967            145,207                 ---

Item                                                               For               Against              Abstain         Non-Votes
--------------------------------------------------            ----------------    ----------------     --------------    -----------
Approval of EIS 1998 Stock Incentive Plan                        7,158,848            459,146              7,180                ---
Approval of Amendments to the EIS 1993 Stock
    Option Plan for Non-Employee Directors                       7,254,943            364,789              5,442                ---
Ratification of Independent Accountants                          7,564,742             55,458              4,974                ---


The following  directors continue to serve their respective terms:
Robert M. Jesurum, Charles W. McCall, Kent M. Klineman, and James E. McGowan.

Item 5.      Other Information.

             None.

Item 6.      Exhibits and Reports on Form 8-K.

       (a)   Exhibits

             Exhibit 11 - Statement Re Computation of Earnings Per Share

             Exhibit 27 - Financial Data Schedule

       (b)   Reports on Form 8-K

             None.

EIS International, Inc. and Subsidiaries
----------------------------------------


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EIS INTERNATIONAL, INC.





Date: May 11, 1998                       By:  /s/ James E. McGowan
      ----------------------                  --------------------------------
                                         James E. McGowan
                                         President and Chief Executive Officer


Date: May 11, 1998                       By:  /s/ Frederick C. Foley
      ----------------------                  --------------------------------
                                         Frederick C. Foley
                                         Senior Vice President, Finance,
                                         Chief  Financial Officer and Treasurer