Form 10-Q
period 1998-06-30
EIS INTERNATIONAL INC /DE/
filed 1998-08-14
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
      [Mark One]

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ____________ to

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

                              YES  X       NO
                                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of July 23, 1998: 11,734,585 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

          INDEX to Financial Statements Filed with Quarterly Report of
           Registrant on Form 10-Q for the Quarter Ended June 30, 1998
                                   (Unaudited)


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                                                                         Page
                                                                         ----
Unaudited Consolidated Balance Sheets as of December 31, 1997
  and June 30, 1998                                                          3

Unaudited Consolidated Statements of Operations
  for the three and six months ended June 30, 1997 and 1998                  4

Unaudited Consolidated Statements of Cash Flows
  for the six months ended June 30, 1997 and 1998                            5

Notes to Consolidated Financial Statements (unaudited)                     6-8

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     9-14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities                                  Not Applicable

Item 3.  Defaults Upon Senior Securities                        Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders    Not Applicable

Item 5.  Other Information                                      Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (Dollars in Thousands, Except Per Share Amounts)

                                                                               December 31      June 30,
                                                                                  1997            1998
                                                                               -----------      --------
                                                                                              (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                    $ 22,525       $ 24,016
    Short-term investments                                                          2,332             --
    Accounts receivable, trade, less allowances for doubtful accounts
      and sales returns of $4,546 in 1997 and $3,470 in 1998                       13,979         12,323
    Current portion of installment and lease receivables                            1,674          1,469
    Inventories                                                                     5,160          4,598
    Deferred income taxes                                                           3,448          3,448
    Refundable income taxes                                                           611            690
    Prepaids and other current assets                                                 857          1,029
                                                                                 --------       --------
      Total current assets                                                         50,586         47,573

Capitalized software development costs, net                                         4,372          4,680
Property and equipment, net                                                         7,842          7,175
Installment and lease receivables, less current portion                             1,254            409
Deferred income taxes                                                               2,206          2,206
Other assets                                                                        1,532          1,115
                                                                                 --------       --------
      Total assets                                                               $ 67,792       $ 63,158
                                                                                 ========       ========

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                                     $ 15,508       $  9,991
    Deferred revenue                                                                2,983          3,611
    Net liability of discontinued operations                                          598            602
                                                                                 --------       --------
      Total current liabilities                                                    19,089         14,204

Other liabilities                                                                     253            180
                                                                                 --------       --------
      Total liabilities                                                            19,342         14,384

Commitments and Contingencies
Stockholders' equity:
    Common Stock, $.01 par value, 15,000,000
        shares authorized, issued 11,641,393 shares
        in 1997 and 11,727,085 shares in 1998                                         116            117
    Additional paid-in capital                                                     60,357         60,635
    Accumulated translation adjustments                                              (326)          (219)
    Retained deficit                                                              (10,792)       (10,854)
    Treasury stock, at cost - 101,225 shares in 1997
        and 1998                                                                     (905)          (905)
                                                                                 --------       --------
      Total stockholders' equity                                                   48,450         48,774
                                                                                 --------       --------
      Total liabilities and stockholders' equity                                 $ 67,792       $ 63,158
                                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                               Three Months                    Six Months
                                                               Ended June 30,                 Ended June 30,
                                                         ------------------------        ------------------------
                                                           1997            1998            1997            1998
                                                         --------        --------        --------        --------
Net revenues:
   Product and software                                  $ 16,385        $  7,430        $ 30,298        $ 19,037
   Service and other                                        6,728           6,787          13,038          13,282
                                                         --------        --------        --------        --------
                                                           23,113          14,217          43,336          32,319
Cost of revenues:
   Cost of product and software sold                        5,888           3,625          11,494           8,175
   Recovery of provision for contract losses                   --            (750)             --          (1,636)
   Cost of service and other                                3,966           3,419           8,152           6,809
                                                         --------        --------        --------        --------
                                                            9,854           6,294          19,646          13,348
                                                         --------        --------        --------        --------
    Gross margin                                           13,259           7,923          23,690          18,971
                                                         --------        --------        --------        --------

Operating cost and expense:
   Research and development cost                            3,156           2,526           6,402           5,079
   Selling, general, and administrative                     8,240           6,911          18,441          14,058
   Restructuring costs                                         --             543           2,877             543
                                                         --------        --------        --------        --------
                                                           11,396           9,980          27,720          19,680
                                                         --------        --------        --------        --------
Operating income (loss)                                     1,863          (2,057)         (4,030)           (709)
   Other income, net:                                         324             328             532             659
                                                         --------        --------        --------        --------
Income (loss) before income taxes                           2,187          (1,729)         (3,498)            (50)
   Income tax benefit (expense)                              (828)            648           1,335             (12)
                                                         --------        --------        --------        --------
Net income (loss)                                        $  1,359        $ (1,081)       $ (2,163)       $    (62)
                                                         ========        ========        ========        ========

Basic earnings (loss) per share:                         $   0.12        $  (0.09)       $  (0.19)       $  (0.01)
Diluted earnings (loss) per share:                           0.12           (0.09)          (0.19)          (0.01)

Weighted average common and common equivalent shares:
Basic                                                      11,224          11,590          11,179          11,568
Diluted                                                    11,500          11,590          11,179          11,568

         See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   Six Months
                                                                  Ended June 30,
                                                              ----------------------
                                                                1997          1998
                                                              --------      --------
Cash flows from operating activities:
     Net loss                                                 $ (2,163)     $    (62)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
        Provision for doubtful accounts and
          sales returns                                          1,907         1,391
        Recovery of provision for contract losses                   --        (1,636)
        Depreciation and amortization                            4,251         3,379
        Deferred income taxes                                   (1,458)           --
     Changes in assets and liabilities:
        Accounts receivable, trade                               3,309           265
        Proceeds from sale of lease receivables                     --           745
        Installment and lease receivables                          579           305
        Inventories                                                243           562
        Prepaids and other current assets                         (347)          (79)
        Accounts payable and accrued expenses                   (5,123)       (3,881)
        Deferred revenue                                         1,253           628
        Other                                                     (300)          (86)
                                                              --------      --------
Net cash provided by continuing operations                       2,151         1,531
Cash used in discontinuing operations                           (1,699)            4
                                                              --------      --------
Net cash provided by operating activities                          452         1,535
                                                              --------      --------

Cash flows from investing activities:
     Additions to property and equipment                        (2,208)       (1,655)
     Sales of short-term investments                             2,371         2,332
     Purchases of short-term investments                        (2,043)           --
     Capitalization of software development costs                 (769)       (1,000)
                                                              --------      --------
Net cash used in investing activities                           (2,649)         (323)
                                                              --------      --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                       829           279
                                                              --------      --------
Net cash provided by financing activities                          829           279
                                                              --------      --------
Net increase (decrease) in cash and cash equivalents            (1,368)        1,491
Cash and cash equivalents at beginning of period                11,099        22,525
                                                              --------      --------
Cash and cash equivalents at end of period                    $  9,731      $ 24,016
                                                              --------      --------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                              $     77      $     51
        Income taxes                                               155           281


         See accompanying notes to consolidated financial statements.

EIS International, Inc. and Subsidiaries
-----------------------------------------

Notes to Consolidated Financial Statements (unaudited)

(1)  Basis of Presentation

The unaudited consolidated financial statements of EIS International, Inc. and its wholly owned subsidiaries (collectively, "EIS") presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in EIS' Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of EIS' financial position and results of operations. The results of operations for the three and six month periods ended June 30, 1998 may not be indicative of the results for the full year.

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

(2)  Basis of Consolidation

The consolidated financial statements include the accounts of EIS. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  New Accounting Pronouncements

In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which is effective for the year ending December 31, 1998. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings per Share," and FASB SFAS No. 47, "Disclosure of Long-Term Obligations." EIS has been subject to the requirements of those standards and, as a result, the adoption of SFAS No. 129 effective January 1, 1998 did not have a material impact on its financial statements.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. EIS adopted SFAS No. 130 effective as of January 1, 1998.

The schedule below reflects consolidated comprehensive income (loss) for the three and six month periods ended June 30, 1997 and 1998:


                                                              Three Months                         Six Months
                                                             Ended June 30,                      Ended June 30,
                                                     ---------------------------           ---------------------------
                                                       1997               1998               1997               1998
                                                     --------           --------           --------           --------
Net income (loss)                                    $  1,359           $ (1,081)         $ (2,163)           $    (62)
Other comprehensive income (loss):
    Foreign currency translation adjustment              (124)               (17)                17                107
                                                     --------           --------          ---------           --------
Comprehensive income (loss)                          $  1,235           $ (1,098)         $ (2,146)           $     45
                                                     --------           --------          ---------           --------

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

In October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supercedes Statement of Position 91-1 "Software Revenue

EIS International, Inc. and Subsidiaries
-----------------------------------------

Recognition". SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. As a result of the adoption of SOP 97-2 on January 1, 1998, product and software revenue were lower by $288,000 and $746,000, respectively, for the three and six months ended June 30, 1998.

(4)  Earnings (Loss) Per Share

Earnings (loss) per share is determined by dividing earnings (loss) by the weighted average number of shares of EIS common stock outstanding during the period. For the three months ended June 30, 1997, the computation of diluted earnings per share include the assumed exercise of dilutive stock options and warrants. For the six months ended June 30, 1997, and the three and six month periods ended June 30, 1998, the assumed exercise of stock options and warrants has not been included in the calculation as they would be anti-dilutive.

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

Impact on EIS. All EIS products will be affected in some manner by Year 2000 issues. EIS has developed and is in the initial phases of the implementation of a plan ("the Year 2000 Product Plan") that makes necessary modifications to its products. The current estimated cost to update those products is approximately $2.0 million. EIS expects to continue to supplement its internal resources with subcontract labor to complete the Year 2000 Product Plan. EIS will seek to manage its research and develop costs and Year 2000 Product Plan costs, so that EIS' total research and development costs are not materially different from the range of research and development costs incurred during 1996 and 1997, but there can be no assurance it will be able to do so. In addition to incurring research and development costs, EIS may incur additional costs in other areas of its operation, including program management and installation services. EIS is planning to provide updated software to customers under EIS maintenance contracts, and to charge fees for on-site visits, when necessary, and for certain other services to upgrade EIS' customers' software. EIS products affected by the Year 2000 issue will not be saleable during or after Year 2000, unless the Year 2000 Product Plan is completed before that date. Failure to successfully implement the Year 2000 Product Plan could have a material adverse impact on EIS' operations and financial condition. EIS expects to be successful in completing the Year 2000 Product Plan changes in all of its products; however, upgrading all customers' products that require such upgrades prior to Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on the customers. Additionally, the estimated research and development costs discussed above could change materially as development of the Year 2000 Product Plan proceeds. During the three and six months ended June 30, 1998, EIS incurred $157,000 and $281,000, respectively, of costs associated with the Year 2000 Product Plan. These costs are included in research and development in the accompanying consolidated statements of operations. On July 30, 1998, EIS announced that a Year 2000 compliant release of its Call Processing System ("CPS") software is complete and available for sale. CPS is EIS' most widely used and sold software. EIS is currently planning to release Year 2000 compliant versions of its other software products by the end of 1998.

EIS is in the process of estimating the cost of updating its internal software and hardware systems to be Year 2000 compliant. Although that process may involve additional costs, EIS believes that those costs will not have a material adverse affect on its operations and financial condition. If that update is not completed in a timely manner, or if EIS' costs exceed the current estimates, the cost of Year 2000 compliance for EIS' internal computer software and hardware systems could have a material adverse impact on its operations and financial condition. EIS also intends to determine the extent of any adverse impact resulting from failures by its major vendors and distributors to be Year 2000 compliant. However, EIS is currently unable to estimate any such potential adverse impact, although

EIS International, Inc. and Subsidiaries
-----------------------------------------

such adverse impact could be material to EIS' results of operations and financial condition. No material costs have been incurred to date with respect to updating EIS' internal software and hardware systems for Year 2000 compliance.

(6)  Restructuring

On March 3, 1997, EIS announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus efforts on its core systems business and to reduce costs. Under the Restructuring, EIS downsized the operations of Cybernetics Systems International Corp. ("Cybernetics"), a wholly-owned EIS subsidiary, closed and sublet its Fort Lauderdale, Florida facility, focusing Cybernetics' development and marketing efforts primarily on the Workforce Manager product. EIS also terminated the separate operations of Pulse Technologies, Inc. ("Pulse"), its Chantilly, Virginia based integration services business, by integrating the business of Pulse into EIS' core business operations. In addition, EIS closed the corporate headquarters in Pittsburgh, Pennsylvania and relocated its corporate headquarters to its facility in Herndon, Virginia. A total of approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, EIS recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $500,000 of other costs.

Effective June 30, 1998, EIS closed Cybernetics because of continuing losses and management's decision to focus on EIS' core business. In connection with the closure of Cybernetics, EIS recorded restructuring charges of $543,000, comprised of $350,000 of severance and $193,000 of facilities, fixed asset disposal, and other costs.

(7)  Recovery of Provision for Contract Losses

The recovery of provision for contract losses represents the reduction of an accrued expense recorded during the fourth quarter of 1996. This accrual represented an estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics. During the first six months of 1998, Cybernetics completed work on certain contracts and made significant progress towards the resolution of certain other contract obligations that resulted in the recovery of the provision for contract losses.

EIS International, Inc. and Subsidiaries
-----------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement
--------------------

In addition to historical information contained herein, this document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. All statements included in this document regarding EIS' financial position, business strategy and plans, objectives for future operations, technical developments, Year 2000 compliance, industry conditions -- other than statements of historical facts -- are forward-looking statements. While these statements reflect EIS' reasonable assumptions, based upon management's beliefs and information currently available to it, EIS can give no assurance that such expectations will prove correct.

These forward-looking statements are subject to certain risks, uncertainties, and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, technological change, product development, product introductions and acceptance, distribution networks, changes in industry practices, one-time events and other factors described herein and under the heading "Factors Affecting Future Results" in EIS' Annual Report on Form 10-K for the year ending December 31, 1997. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, EIS may experience material fluctuations in its future quarterly and annual operating results that may vary materially from those described herein and that could materially and adversely affect its business, financial condition, operating results and stock price. EIS does not intend to update these forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as reflected in the Consolidated Statements of Operations included herein. The percentages shown are calculated based upon net revenues, except that cost of product and software sold and cost of services and other are presented as a percentage of product and software sales and service and other revenues, respectively.

                                          Three Months Ended June 30,          Six Months Ended June 30,
                                     -------------------------------------------------------------------------
                                           1997              1998               1997                1998
                                     ---------------  -----------------    ---------------    ----------------
                                       $         %         $        %         $        %         $        %
                                     ------    ------   ------    -----    ------   ------    ------    ------
Product and software revenue         16,385     70.9     7,430     52.3    30,298     69.9    19,037      58.9
Service and other                     6,728     29.1     6,787     47.7    13,038     30.1    13,282      41.1
                                     ------    -----    ------    -----    ------    -----    ------     -----
  Net revenues                       23,113    100.0    14,217    100.0    43,336    100.0    32,319     100.0
                                     ------    -----    ------    -----    ------    -----    ------     -----
Cost of product and software sold     5,888     35.9     3,625     48.8    11,494     37.9     8,175      42.9
Recovery of provision for contract
  losses                                ---      ---      (750)      ---      ---      ---    (1,636)      ---
Cost of service and other             3,966     58.9     3,419     50.4     8,152     62.5     6,809      51.3
                                     ------    -----    ------    -----    ------    -----    ------     -----
  Gross margin                       13,259     57.4     7,923     55.7    23,690     54.7    18,971      58.7
                                     ------    -----    ------    -----    ------    -----    ------     -----
Research and development cost         3,156     13.7     2,526     17.8     6,402     14.8    5,079       15.7
Sales, general and administrative     8,240     35.7     6,911     48.6    18,441     42.6   14,058       43.5
Restructuring costs                     ---      ---       543      3.8     2,877      6.6      543        1.7
                                     ------    -----    ------    -----    ------    -----    ------     -----
  Operating income (loss)             1,863      8.1    (2,057)   (14.5)   (4,030)    (9.3)    (709)      (2.2)
Other income, net                       324      1.4       328      2.3       532      1.2      659        2.0
                                     ------    -----    ------    -----    ------    -----    ------     -----
  Income (loss) before income tax
      benefit (expense)               2,187      9.5    (1,729)   (12.2)   (3,498)    (8.1)    (50)       (0.2)
Income tax benefit (expense)           (828)    (3.6)      648      4.6     1,335      3.1     (12)       (0.0)
                                     ------    -----    ------    -----    ------    -----    ------     -----
Net income (loss)                     1,359      5.9    (1,081)   (7.6)    (2,163)    (5.0)    (62)       (0.2)
                                      =====      ===    ======    ====     ======     ====     ===        ====

Net Revenues

Net revenues of $14.2 million in the second quarter of 1998 decreased 38% from $23.1 million in the second quarter of 1997. Product and software revenues of $7.4 million in the second quarter of 1998 decreased $9 million (55%) from $16.4 million in the second quarter of 1997. Net revenues of $32.3 million in the first six months of 1998 decreased $11.0 million (25%) from $43.3 million in the first six months of 1997. Product and software revenues of $19.0 million in the first six month of 1998 decreased $11.3 million (37%) from $30.3 million in the first six months of 1997.

EIS International, Inc. and Subsidiaries
-----------------------------------------

The decrease in product and software revenue is primarily a result of continued slow demand from outbound telemarketing service bureaus, the largest portion of EIS' core business customers which were not offset by sales to new and other existinFg customers. Also, as discussed in note 3 to the accompanying financial statements, in October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). As a result of the adoption of SOP 97-2 on January 1, 1998, product and software revenue were lower by $288,000 and $746,000, respectively, for the three and six months ended June 30, 1998.

EIS has taken and is continuing to take actions with respect to its domestic and international sales, product development, and marketing activities to address the decline in product and software revenue. However, no assurance can be given that these actions will result in the stabilization or increase of product revenue.

Service and other revenues of $6.8 million in the second quarter of 1998 increased $59,000 (1%) from $6.7 million in the second quarter of 1997. Service and other revenues of $13.3 million in the first six months of 1998 increased $244,000 (2%) from $13.0 million in the first six months of 1997. Service and other revenues increased primarily due to expansion of EIS' customer base that is covered by service contracts, offset by a decline in EIS' professional services business.

Gross Margin and Cost of Revenues

Total gross margin was $7.9 million (55.7%) in the second quarter of 1998, compared to $13.3 million (57.4%) in the second quarter of 1997, and $19.0 million (58.7%) for the first six months of 1998, compared to $23.7 million (54.7%) for the first six months of 1997. Included in the total gross margin was the recovery of provision for contract losses of $750,000 in the second quarter of 1998, and $1.6 million in the first six months of 1998. The recovery of provision for contract losses represents the reduction of an accrued expense recorded during the fourth quarter of 1996. This accrual represented an estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics. During the first six months of 1998, Cybernetics completed work on certain contracts and made significant progress towards the resolution of certain other contract obligations that resulted in the recovery of the provision for contract losses.

Gross margin on product and software sales was $3.8 million (51.2%) in the second quarter of 1998, compared to $10.5 million (64.1%) in the second quarter of 1997, and $10.9 million (57.1%) in the first six months of 1998, compared to $18.8 million (62.1%) in the first six months of 1997. The decline in product and software gross margin dollars was directly attributable to the decline in product and software revenue. The decline in the gross margin percentage was primarily caused by certain staffing and other direct costs associated with product and software revenue which did not decline proportionately with the decline in product and software revenue. The gross margin percentage was also affected by a higher volume of hardware upgrade sales at lower margins. Additionally, as discussed above, the reduction in revenue as a result of the adoption of SOP 97-2 contributed to the decrease in gross margin on product and software revenue.

Gross margin on service and other revenue was $3.4 million (49.6%) in the second quarter of 1998, compared to $2.8 million (41.1%) in the first quarter of 1997, and $6.5 million (48.7%) in the first six months of 1998, compared to $4.9 million (37.5%) in the first six months of 1997. The improvement in gross margin on service and other revenue was primarily due to expense control measures implemented during the latter part of the first quarter of 1997 as a result of the Restructuring (see below). In addition, the cost of supplying parts under EIS's customer maintenance agreements decreased as a result of management's ongoing efforts to improve this operation.

EIS' gross margin can be affected by a number of factors, including changes in sales volume, product mix, hardware requirements of each sale, costs of product support, and competitive pricing pressures. Consequently, there can be no assurance that EIS will continue to sustain gross margins at previous levels.

EIS International, Inc. and Subsidiaries
----------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development Cost

Research and development costs were $2.5 million in the second quarter of 1998 compared to $3.2 million in the second quarter of 1997, and $5.1 million in the first six months of 1998 compared to $6.4 million in the first six months of 1997. The decrease during the three and six months ended June 30, 1998 compared to the same periods in 1997, was primarily due to a decline in labor costs of approximately $219,000 and $472,000, respectively (see "Year 2000 Issues" for additional information regarding the use of subcontract resources), an increase in capitalized software development costs of $128,000 and $231,000, respectively, and reduced research and development costs incurred by Cybernetics.

The decrease in labor, as well as the increase in capitalized software development costs, was attributable to the decline in resources required for updates to generally available software and increased focus on software under development for release later this year and in early 1999.

EIS capitalizes certain software development costs relating to the enhancement of existing products and to the development of new products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Approximately $533,000 and $405,000 were capitalized in the second quarters of 1998 and 1997, respectively, and $1,000,000 and $769,000 were capitalized in the first six months of 1998 and 1997, respectively. Amortization of capitalized software development costs of $346,000 is included in cost of products sold in the second quarters of 1998 and 1997 and $692,000 in the first six months of 1998 and 1997.

EIS is committed to technological innovation and it believes that additional research and development costs will be required to maintain its market position and that those costs may increase in absolute amounts during the remainder of 1998 and thereafter.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense of $6.9 million during the second quarter of 1998 declined $1.3 million from $8.2 million in the second quarter of 1997. SG&A expenses of $14.1 million in the first six months of 1998 declined $4.4 million from $18.4 million in the first six months of 1997. The decrease in the second quarter was primarily due to a decrease in the number of employees and the related decreases in costs for salaries and other overhead support costs. Additionally, during the first quarter of 1997, in connection with the Restructuring (see below), EIS downsized its Cybernetics and Pulse Technologies, Inc. ("Pulse") subsidiaries and consolidated several of its administrative functions and facilities.

Restructuring Costs

On March 3, 1997, EIS announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus efforts on its core systems business and to reduce costs. Under the Restructuring, EIS downsized the operations of Cybernetics Systems International Corp. ("Cybernetics"), a wholly-owned EIS subsidiary, closed and sublet its Fort Lauderdale, Florida facility, focusing Cybernetics' development and marketing efforts primarily on the Workforce Manager product. EIS also terminated the separate operations of Pulse Technologies, Inc. ("Pulse"), its Chantilly, Virginia based integration services business, by integrating the business of Pulse into EIS' core business operations. In addition, EIS closed the corporate headquarters in Pittsburgh, Pennsylvania and relocated its corporate headquarters to its facility in Herndon, Virginia. A total of approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, EIS recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $500,000 of other costs.

EIS International, Inc. and Subsidiaries
-----------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Effective June 30, 1998, EIS closed Cybernetics because of continuing losses and management's decision to focus on EIS' core business. In connection with the closure of Cybernetics, EIS recorded restructuring charges of $543,000, comprised of $350,000 of severance and $193,000 of facilities, fixed asset disposal, and other costs.

Interest and Other Income, Net

Interest and other income of $328,000 remained consistent during the second quarter of 1998 as compared to $324,000 in the second quarter of 1997. Interest and other income of $659,000 increased $127,000 during the first six months of 1998 compared to the same period in 1997 primarily due to higher average cash and cash equivalent balances in the first six months of 1998 as compared to the same period in 1997.

Income Taxes

The Company's effective income tax rate was 38% for the second quarters of 1998 and 1997, and during the first six months of 1997. Although EIS incurred a pre-tax loss of $62,000 during the first six months of 1998, a tax expense of $12,000 was recorded for foreign taxes arising from certain foreign subsidiaries, which were not offset by benefits recorded domestically.

As disclosed in Note 7 to EIS' consolidated financial statements included in its Annual Report on Form 10-K dated December 31, 1997, EIS had established a $4.2 million valuation allowance on its deferred tax assets. Based on projections for future taxable income, management believes that the valuation allowance of $4.2 million remains adequate at June 30, 1998. However, if EIS incurs losses in future periods, or if management's projections for future taxable income change, the deferred tax asset valuation allowance may be increased and such increase could be material to EIS' financial condition and results of operations.


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

Impact on EIS. All EIS products will be affected in some manner by Year 2000 issues. EIS has developed and is in the initial phases of the implementation of a plan ("the Year 2000 Product Plan") that makes necessary modifications to its products. The current estimated cost to update those products is approximately $2.0 million. EIS expects to continue to supplement its internal resources with subcontract labor to complete the Year 2000 Product Plan. EIS will seek to manage its research and develop costs and Year 2000 Product Plan costs, so that EIS' total research and development costs are not materially different from the range of research and development costs incurred during 1996 and 1997, but there can be no assurance it will be able to do so. In addition to incurring research and development costs, EIS may incur additional costs in other areas of its operation, including program management and installation services. EIS is planning to provide updated software to customers under EIS maintenance contracts, and to charge fees for on-site visits, when necessary, and for certain other services to upgrade EIS' customers' software. EIS products affected by the Year 2000 issue will not be saleable during or after Year 2000, unless the Year 2000 Product Plan is completed before that date. Failure to successfully implement the Year 2000 Product Plan could have a material adverse impact on EIS' operations and financial condition. EIS expects to be successful in completing the Year 2000 Product Plan changes in all of its products; however, upgrading all customers' products that require such upgrades prior to Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on the customers. Additionally, the estimated research and development costs discussed above could change materially as development of the Year 2000 Product Plan proceeds. During the three and six months ended June 30, 1998, EIS incurred $157,000 and $281,000, respectively, of costs associated with the Year 2000 Product Plan. These costs are included in research and development in the accompanying consolidated statements of operations. On July 30, 1998, EIS announced that a Year 2000 compliant release of its Call Processing System ("CPS") software is complete and available for sale. CPS is EIS' most widely used and sold software. EIS is currently planning to release Year 2000 compliant versions of its other software products by the end of 1998.

EIS is in the process of estimating the cost of updating its internal software and hardware systems to be Year 2000 compliant. Although that process may involve additional costs, EIS believes that those costs will not have a material adverse affect on its operations and financial condition. If that update is not completed in a timely manner, or if EIS' costs exceed the current estimates, the cost of Year 2000 compliance for EIS' internal computer software

EIS International, Inc. and Subsidiaries
-----------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

and hardware systems could have a material adverse impact on its operations and financial condition. EIS also intends to determine the extent of any adverse impact resulting from failures by its major vendors and distributors to be Year 2000 compliant. However, EIS is currently unable to estimate any such potential adverse impact, although such adverse impact could be material to EIS' results of operations and financial condition. No material costs have been incurred to date with respect to updating EIS' internal software and hardware systems for Year 2000 compliance.

Liquidity and Capital Resources

EIS' working capital was $31.5 and $33.4 million at December 31, 1997 and June 30, 1998, respectively. Cash and cash equivalents and short-term investment balances were $24.9 and $24.0 million at December 31, 1997 and June 30, 1998, respectively.

As reflected in the accompanying consolidated statements of cash flows, operating activities generated $452,000 in cash in the first six months of 1997 compared to $1.5 million in the first six months of 1998. This increase was the results of several factors. Cash used in discontinued operations in the first six months of 1997 was $1.7 million as compared to $4,000 of cash received in the first six months of 1998. Additionally, during the second quarter of 1998, EIS sold a portion of its lease portfolio resulting in $745,000 of cash proceeds. Those changes were offset by a larger decrease in accounts receivable, trade of $3.3 million during the first six months of 1997, compared to a decrease of $265,000 during the first six months of 1998. Collections of accounts receivable, trade were higher during the first six months of 1997 because the accounts receivable, trade balance was $21.3 million at December 31, 1996 as compared to $14.0 million at December 31, 1997. EIS used more cash during the first six months of 1997 relating to the decrease in accounts payable of $5.1 million, compared to the decrease in accounts payable of $3.9 million during the first six months of 1998. The decrease in cash used for accounts payable was attributable to the decrease in product and operating expenses during the first six months of 1998.

Cash and cash equivalents used to invest in the purchase of property and equipment was $2.2 million for the first six months of 1997 and $1.7 million for the first six months of 1998. Net sales and purchases of investments during the first six months of 1997 generated $328,000 of cash compared to $2.3 million during the first six months of 1998. This change was because EIS reinvested its short-term investments in more liquid cash equivalents during the first six months of 1998. The capitalization of software development costs increased from $769,000 during the first six months of 1997 to $1.0 million for the same period in 1998. The increase in capitalized software development costs was attributable to increased focus on software under development for release later this year and in early 1999. Proceeds from the exercise of stock options decreased from $829,000 during the first six months of 1997 to $279,000 during the same period in 1998.

On September 3, 1997, EIS entered into a Loan Document Modification Agreement (the "Modified Loan Agreement") which amended an existing line of credit. Under the Modified Loan Agreement, EIS may borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the bank's prime rate plus .75%. The Modified Loan Agreement is secured by substantially all of the assets of EIS and expires on September 2, 1998. There were no amounts outstanding under the Modified Loan Agreement as of June 30, 1998. Prior to the Modified Loan Agreement, EIS had an unsecured line of credit of $12.5 million with the same commercial bank under a commitment that expired in January 1997.

During the second quarter of 1998, EIS was informed that certain of its customers had received a patent infringement notice from a company alleging that EIS' technology infringed on that company's patent. Under EIS' contract with its customers, EIS is obligated to indemnify its customers against any such claim. EIS is currently not able to estimate the costs or a range of costs that may arise out of those indemnification obligations. Although EIS is not aware of any formal legal proceedings in relation to these matters, EIS believes this infringement claim to be without merit, and will vigorously defend its patent rights. EIS has demanded that the company making these allegations immediately cease the notification of EIS customers.

EIS International, Inc. and Subsidiaries
-----------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

EIS is a party to various legal actions and claims arising in the ordinary course of its business. At this date, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of EIS, except for the shareholder lawsuit discussed below under Part II Item 1
- "Legal Proceedings". EIS is currently not able to estimate the costs or a range of costs which may arise out of such shareholder lawsuit.

EIS expects that its current cash balances and short-term investments, together with cash anticipated to be provided by operating activities, and amounts available under the Modified Loan Agreement, will be sufficient to fund its working capital requirements (including research and development and Year 2000 compliance costs) for the foreseeable future. However, EIS' ability to achieve those results will be affected by the amount of cash generated from operations and the pace that available resources are utilized. Accordingly, EIS may in the future be required to seek additional sources of financing, including borrowing and/or sales of equity. If additional funds are raised by issuing equity, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms, or at all.

EIS International, Inc. and Subsidiaries
-----------------------------------------

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

1. Warburgh v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian and Kent M. Klineman, filed April 29, 1997.

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

4. Romano, et. al, v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, and Kent M. Klineman, filed June 4, 1997.

5. Dechter v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, Kent M. Klineman and Harry Peisach, filed June 17, 1997.

These lawsuits have been consolidated and a consolidated and amended class action complaint was filed on April 29, 1998. The Company and various other defendants have retained counsel, the claims are being reviewed, and the lawsuit will be vigorously defended. On June 15, 1998, EIS and the other defendants filed a motion to dismiss the case. On July 30, 1998, the plaintiffs filed an opposition to EIS' motion to dismiss the suit. Upon completion of EIS' reply to the plaintiffs' opposition, the judge presiding over the case will make a decision regarding the motion to dismiss the case, although no assurance can be given as to when a decision will be reached. The Company is currently not able to estimate the potential damages or costs or a range of potential damages or costs which may arise out of this case.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

EIS International, Inc. and Subsidiaries
-----------------------------------------

Item 6.   Exhibits and Reports on Form 8-K.

      (a) Exhibits

          Exhibit 11 - Statement Re Computation of Earnings Per Share

          Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K

          None.

EIS International, Inc. and Subsidiaries
-----------------------------------------

                                  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EIS INTERNATIONAL, INC.


Date: August 14, 1998                 By: /s/ James E. McGowan
      -------------------------           --------------------
                                          James E. McGowan
                                          President and Chief Executive Officer

Date: August 14, 1998                By:  /s/ Frederick C. Foley
      -------------------------           ------------------------
                                          Frederick C. Foley
                                          Senior Vice President, Finance,
                                          Chief Financial Officer and Treasurer