Form 10-Q
period 1998-09-30
EIS INTERNATIONAL INC /DE/
filed 1998-11-13
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
[Mark One]

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

                                   OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                 For the transition period from ______to ______

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of October 16, 1998: 11,633,630 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

     INDEX to Financial Statements Filed with Quarterly Report of Registrant on Form 10-Q for the Quarter Ended September 30, 1998
                                   (Unaudited)


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                       Page
                                                                                     ----
Consolidated Balance Sheets as of December 31, 1997 and
September 30, 1998 (unaudited)                                                          3

Unaudited Consolidated Statements of Operations
for the three and nine months ended September 30, 1997 and 1998                         4

Unaudited Consolidated Statements of Cash Flows
for the nine months ended September 30, 1997 and 1998                                   5

Notes to Consolidated Financial Statements
(unaudited)                                                                           6-8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                  9-14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             15

Item 2.  Changes in Securities                                             Not Applicable

Item 3.  Defaults Upon Senior Securities                                   Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders               Not Applicable

Item 5.  Other Information                                                             16

Item 6.  Exhibits and Reports on Form 8-K                                              16

Signatures                                                                             17

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (Dollars in Thousands, Except Per Share Amounts)


                                                                         December 31,     September 30,
                                                                            1997              1998
                                                                        --------------  ------------------
Assets                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                             $22,525             $21,127
     Short-term investments                                                  2,332                  --
     Accounts receivable, trade, less allowances for doubtful
       accounts and sales returns of $4,546 in 1997 and $3,943 in 1998      13,979              12,478
     Current portion of installment and lease receivables                    1,674               1,145
     Inventories                                                             5,160               4,336
     Deferred income taxes                                                   3,448               1,589
     Refundable income taxes                                                   611               2,376
     Prepaids and other current assets                                         857                 887
        ------------                                                       -------             -------
        Total current assets                                                50,586              43,938

Capitalized software development costs, net                                  4,372               4,693
Property and equipment, net                                                  7,842               6,689
Installment and lease receivables, less current portion                      1,254                 387
Deferred income taxes                                                        2,206               2,206
Other assets                                                                 1,532                 931
        ------------                                                       -------             -------
        Total assets                                                       $67,792             $58,844
                                                                           =======             =======

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                              $16,106             $ 9,083
     Deferred revenue                                                        2,983               3,125
        ------------                                                       -------             -------
        Total current liabilities                                           19,089              12,208

Other liabilities                                                              253                 167
        ------------                                                       -------             -------
        Total liabilities                                                   19,342              12,375

Commitments and Contingencies
Stockholders' equity:
     Common Stock, $.01 par value, 15,000,000 shares authorized, issued
         11,641,393 shares in 1997 and 11,734,585 shares in 1998               116                 117
     Additional paid-in capital                                             60,357              60,671
     Accumulated translation adjustments                                      (326)               (475)
     Retained deficit                                                      (10,792)            (12,939)
     Treasury stock, at cost - 101,225 shares in 1997
         and 1998                                                             (905)               (905)
        ------------                                                       -------             -------
        Total stockholders' equity                                          48,450              46,469
        ------------                                                       -------             -------
        Total liabilities and stockholders' equity                         $67,792             $58,844
                                                                           =======             =======

          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)




                                                           Three Months             Nine Months Ended
                                                        Ended September 30,        Ended September 30,
                                                     ------------------------   -----------------------
                                                        1997         1998         1997         1998
                                                     -----------  -----------   ----------  -----------
Net revenues:
   Product and software                                 $14,117     $  7,029      $44,415      $ 26,066
   Service and other                                      6,884        6,321       19,922        19,603
                                                        -------     --------      -------      --------
                                                         21,001       13,350       64,337        45,669
Cost of revenues:
   Cost of product and software sold                      4,563        3,822       16,057        11,997
   Recovery of provision for contract losses                 --           --           --        (1,636)
   Cost of service and other                              3,505        3,611       11,657        10,420
                                                        -------     --------      -------      --------
                                                          8,068        7,433       27,714        20,781
                                                        -------     --------      -------      --------
      Gross margin                                       12,933        5,917       36,623        24,888
                                                        -------     --------      -------      --------

Operating cost and expense:
   Research and development cost                          2,769        2,282        9,171         7,361
   Selling, general, and administrative                   8,045        6,040       26,486        20,098
   Restructuring costs                                       --           --        2,877           543
                                                        -------     --------      -------      --------
                                                         10,814        8,322       38,534        28,002
                                                        -------     --------      -------      --------
Operating income (loss)                                   2,119       (2,405)      (1,911)       (3,114)
   Other income, net:                                       363          324          895           983
                                                        -------     --------      -------      --------
Income (loss) before income taxes                         2,482       (2,081)      (1,016)       (2,131)
   Income tax benefit (expense)                            (934)          (4)         401           (16)
                                                        -------     --------      -------      --------
Net income (loss)                                       $ 1,548     $ (2,085)     $  (615)     $ (2,147)
                                                        =======     ========      =======      ========

Basic earnings (loss) per share:                        $  0.13     $  (0.18)     $ (0.05)     $  (0.19)
Diluted earnings (loss) per share:                         0.13        (0.18)       (0.05)        (0.19)

Weighted average common and common equivalent shares:
Basic                                                    11,505       11,633       11,289        11,589
Diluted                                                  11,887       11,633       11,289        11,589

          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)



                                                                           Nine Months
                                                                        Ended September 30,
                                                                 ------------------------------
                                                                      1997             1998
                                                                 --------------   -------------
Cash flows from operating activities:
      Net loss                                                      $  (615)        $(2,147)
      Adjustments to reconcile net loss
        to net cash provided by (used in) operating activities:
          Provision for doubtful accounts and
            sales returns                                             2,518           2,789
          Recovery of provision for contract losses                       -          (1,636)
          Depreciation and amortization                               5,949           5,248
          Deferred income taxes                                           -            (510)
     Changes in assets and liabilities:
          Accounts receivable, trade                                  3,992          (1,288)
          Proceeds from sale of lease receivables                         -             745
          Installment and lease receivables                           1,302             651
          Inventories                                                 2,236             824
          Refundable income taxes                                         -              94
          Accounts payable and accrued expenses                      (5,152)         (5,387)
          Deferred revenue                                              328             142
          Other                                                      (1,059)           (192)
                                                                    -------         -------
Net cash provided by continuing operations                            8,989            (157)
Cash used in discontinuing operations                                (1,976)              -
                                                                    -------         -------
Net cash provided by (used in) operating activities                   7,013            (157)
                                                                    -------         -------

Cash flows from investing activities:
     Additions to property and equipment                             (3,671)         (2,271)
     Sales of short-term investments                                  3,371           2,332
     Purchases of short-term investments                             (2,070)              -
     Capitalization of software development costs                      (944)         (1,617)
                                                                    -------         -------
Net cash used in investing activities                                (3,314)         (1,556)
                                                                    -------         -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                          1,499             315
                                                                    -------         -------
Net cash provided by financing activities                             1,499             315
                                                                    -------         -------
Net increase (decrease) in cash and cash equivalents                  5,198          (1,398)
Cash and cash equivalents at beginning of period                     11,099          22,525
                                                                    -------         -------
Cash and cash equivalents at end of period                          $16,297         $21,127
                                                                    =======         =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                     $    32         $    68
       Income taxes                                                     158             362

          See accompanying notes to consolidated financial statements.

EIS International, Inc. and Subsidiaries
----------------------------------------

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The consolidated financial statements of EIS International, Inc. and its wholly owned subsidiaries (collectively, "EIS") presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in EIS' Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of EIS' financial position and results of operations. The results of operations for the three and nine month periods ended September 30, 1998 may not be indicative of the results for the full year.

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

(3) New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure" which is effective for the year ending December 31, 1998. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings per Share," and FASB SFAS No. 47, "Disclosure of Long-Term Obligations." EIS has been subject to the requirements of those standards and, as a result, the adoption of SFAS No. 129 effective January 1, 1998 did not have a material impact on its financial statements.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. EIS adopted SFAS No. 130 effective as of January 1, 1998.

The schedule below reflects consolidated comprehensive income (loss) for the three and nine month periods ended September 30, 1997 and 1998:



                                                          Three Months                    Nine Months
                                                       Ended September 30,            Ended September 30,
                                                -------------------------------- -------------------------------
                                                     1997             1998           1997             1998
                                                ---------------  --------------- --------------   --------------
Net income (loss)                                   $1,548          $(2,085)        $(615)           $(2,147)
Other comprehensive income (loss):
     Foreign currency translation adjustment          (239)            (256)         (222)              (149)
                                                    ------          -------         -----            -------
Comprehensive income (loss)                         $1,309          $(2,341)        $(837)           $(2,296)
                                                    ------          -------         -----            -------

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

EIS International, Inc. and Subsidiaries
----------------------------------------

In October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supercedes Statement of Position 91-1 "Software Revenue Recognition". SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. As a result of the adoption of SOP 97-2 on January 1, 1998, product and software revenue was higher by $83,000 for the three months ended September 30, 1998, and $663,000 lower for the nine months ended September 30, 1998.

(4) Earnings (Loss) Per Share

Earnings (loss) per share is determined by dividing earnings (loss) by the weighted average number of shares of EIS common stock outstanding during the period. For the three months ended September 30, 1997, the computation of diluted earnings per share include the assumed exercise of dilutive stock options and warrants. For the nine months ended September 30, 1997, and the three and nine month periods ended September 30, 1998, the assumed exercise of stock options and warrants has not been included in the calculation as they would be anti-dilutive.

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

Impact on EIS. All EIS products will be or have been affected in some manner by Year 2000 issues. EIS has developed and is continuing the implementation of a plan (the "Year 2000 Product Plan") that makes necessary modifications to its products. The current total estimated cost to update those products is approximately $2.0 million. EIS has not sought any independent verification of this cost estimate and it could change materially as the Year 2000 Product Plan continues. During the three and nine months ended September 30, 1998, EIS incurred $794,000 and $1,075,000, respectively, of costs associated with the Year 2000 Product Plan. No costs were incurred prior to 1998. These costs are included in research and development in the accompanying consolidated statements of operations. EIS expects to continue to supplement its internal resources with subcontract labor to complete the Year 2000 Product Plan. EIS will seek to manage its research and development costs and Year 2000 Product Plan costs, so that its total research and development costs are not materially higher than the range of research and development costs incurred during 1996 and 1997, but there can be no assurance that EIS will be able to do so. In addition to incurring research and development costs, EIS may incur additional costs in other areas of its operation, including program management and installation services.

On July 30, 1998, EIS announced that a Year 2000 compliant release of its Call Processing System ("CPS") software was complete and available for sale. CPS is EIS' most widely used and sold software. EIS has also announced that its Call Manager, Call Manager Gateway, Outbound Call Manager on certain hardware platforms, Smart Agent Manager, and Call Processor products are Year 2000 compliant. EIS is currently planning to release Year 2000 compliant versions of its System 7000 and Centenium software products by the end of 1998. EIS has begun and is planning to continue to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers' software. EIS products affected by the Year 2000 issue will not be saleable during or after Year 2000, unless the Year 2000 Product Plan is completed before that date. Failure to successfully complete the Year 2000 Product Plan could have a material adverse impact on EIS' operations and financial condition. EIS expects to be successful in completing the Year 2000 Product Plan changes in all of its products; however, upgrading all customers' products that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. Because EIS expects that its products will be Year 2000 compliant by the end of 1998, contingency plans have not been drafted for any product line. EIS will continue to monitor the need for contingency plans until the Year 2000 Product Plan is completed.

EIS is in the process of reviewing and estimating the cost of updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission critical Internal Systems including its financial systems, customer support, network,

EIS International, Inc. and Subsidiaries
----------------------------------------

and desktop applications are Year 2000 compliant. Although the completion of that process may involve additional costs, EIS believes that those costs will not have a material adverse affect on its operations and financial condition. If that update is not completed in a timely manner, or if EIS' costs exceed its current estimates, the cost of Year 2000 compliance for EIS' Internal Systems could have a material adverse impact on its operations and financial condition. EIS also intends to determine the extent of any adverse impact resulting from failures by its major vendors and distributors to be Year 2000 compliant. However, EIS is currently unable to estimate any such potential adverse impact, although such adverse impact could be material to EIS' results of operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has not drafted any contingency plans in the event its Internal Systems are not updated prior to the Year 2000. EIS will continue to monitor the need for contingency plans as progress continues on reviewing and updating its Internal Systems.

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

Effective June 30, 1998, EIS terminated Cybernetics' operations because of continuing losses and management's decision to focus on EIS' core business. In connection with the termination of operations of Cybernetics, EIS recorded restructuring charges of $543,000, comprised of $350,000 of severance payments and $193,000 of facilities, fixed asset disposal, and other costs.

(7) Recovery of Provision for Contract Losses

The recovery of provision for contract losses of $1.6 million included in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 1998, represents the reduction of an accrued expense recorded during the fourth quarter of 1996. This accrual represented management's estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics. During the first six months of 1998, Cybernetics completed work on certain contracts and resolved certain other contract obligations with its customer which resulted in the recovery of the provision for contract losses.

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


                                              Three Months Ended September 30,        Nine Months Ended September 30,
                                              ----------------------------------     ------------------------------------
                                                   1997                1998                1997                1998
                                              --------------    ----------------     ----------------    ----------------
                                                $        %        $         %          $         %         $          %
                                              ------    -----    ------    -----     ------     -----    ------     -----
Product and software revenue                  14,117     67.2     7,029     52.7     44,415      69.0    26,066      57.1
Service and other                              6,884     32.8     6,321     47.3     19,922      31.0    19,603      42.9
                                              ------    -----    ------    -----     ------     -----    ------     -----
  Net revenues                                21,001    100.0    13,350    100.0     64,337     100.0    45,669     100.0
                                              ------    -----    ------    -----     ------     -----    ------     -----
Cost of product and software sold              4,563     32.3     3,822     54.4     16,057      36.2    11,997      46.0
Recovery of provision for contract losses         --       --        --       --         --      --      (1,636)       --
Cost of service and other                      3,505     50.9     3,611     57.1     11,657      58.5    10,420      53.2
                                              ------    -----    ------    -----     ------     -----    ------     -----
  Gross margin                                12,933     61.6     5,917     44.3     36,623      56.9    24,888      54.5
                                              ------    -----    ------    -----     ------     -----    ------     -----
Research and development cost                  2,769     13.2     2,282     17.1      9,171      14.3     7,361      16.1
Sales, general and administrative              8,045     38.3     6,040     45.2     26,486      41.2    20,098      44.0
Restructuring costs                               --       --        --       --      2,877       4.5       543       1.2
                                              ------    -----    ------    -----     ------     -----    ------     -----
  Operating income (loss)                      2,119     10.1    (2,405)   (18.0)    (1,911)     (3.0)   (3,114)     (6.8)
Other income, net                                363      1.7       324      2.4        895       1.4       983       2.2
                                              ------    -----    ------    -----     ------     -----    ------     -----
  Income (loss) before income tax
    benefit (expense)                          2,482     11.8    (2,081)   (15.6)    (1,016)     (1.6)   (2,131)     (4.7)
Income tax benefit (expense)                    (934)    (4.4)       (4)    (0.0)       401       0.6       (16)     (0.0)
                                              ------    -----    ------    -----     ------     -----    ------     -----
Net income (loss)                              1,548      7.4    (2,085)   (15.6)      (615)     (1.0)   (2,147)     (4.7)
                                              ======    =====    ======    =====     ======     =====    ======     =====

Net Revenues

Net revenues of $13.4 million in the third quarter of 1998 decreased $7.6 million (36%) from $21.0 million in the third quarter of 1997. Product and software revenues of $7.0 million in the third quarter of 1998 decreased $7.1 million (50%) from $14.1 million in the third quarter of 1997. Net revenues of $45.7 million in the first nine months of 1998 decreased $18.6 million (29%) from $64.3 million in the first nine months of 1997. Product and software revenues of $26.1 million in the first nine months of 1998 decreased $18.3 million (41%) from $44.4 million in the first nine

EIS International, Inc. and Subsidiaries
----------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

months of 1997. The decrease in product and software revenue is primarily a result of continued slow demand due to excess capacity of outbound telemarketing service bureaus, who represent the largest portion of EIS' customer base. All of EIS' products have been effected by this trend. Also, as discussed in note 3 to the accompanying financial statements, in October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). As a result of the adoption of SOP 97-2 on January 1, 1998, product and software revenue was higher by $83,000 for the three months ended September 30, 1998, and $663,000 lower for the nine months ended September 30, 1998.

EIS has taken and is continuing to take actions with respect to its domestic and international sales, product development, and marketing activities to address the decline in product and software revenue. However, no assurance can be given that these actions will result in the stabilization or increase of product revenue.

Service and other revenues of $6.3 million in the third quarter of 1998 decreased $563,000 (8%) from $6.9 million in the third quarter of 1997. That decline was primarily due to a decline in revenue from customers covered by maintenance contracts and the termination of Cybernetics' operations effective June 30, 1998 (see "Restructuring Costs" below). Service and other revenues of $19.6 million in the first nine months of 1998 decreased $319,000 (2%) from $19.9 million in the first nine months of 1997. This decrease was primarily due to a decline in EIS' client services revenues.

Gross Margin and Cost of Revenues

Total gross margin was $5.9 million (44.3%) in the third quarter of 1998, compared to $12.9 million (61.6%) in the third quarter of 1997, and $24.9 million (54.5%) for the first nine months of 1998, compared to $36.6 million (56.9%) for the first nine months of 1997. The decline in the gross margin dollars and percentages for the three and nine months ended September 30, 1998 are discussed below. Included in the total gross margin was the recovery of provision for contract losses of $1.6 million in the first nine months of 1998. The recovery of provision for contract losses represents the reduction of an accrued expense recorded during the fourth quarter of 1996. This accrual represented management's estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics. During the first six months of 1998, Cybernetics completed work on certain contracts and resolved certain other contract obligations with its customers which resulted in the recovery of the provision for contract losses.

Gross margin on product and software sales was $3.2 million (45.6%) in the third quarter of 1998, compared to $9.6 million (67.7%) in the third quarter of 1997, and $14.1 million (54.0%) in the first nine months of 1998, compared to $28.4 million (63.8%) in the first nine months of 1997. The decline in product and software gross margin dollars was directly attributable to the decline in product and software revenue. The decline in the gross margin percentage was primarily caused by staffing and other direct costs associated with product and software revenue during the three and nine months ended September 30, 1998, which did not decline in proportion to the decline in product and software revenue. The gross margin percentage was also affected by a higher volume of hardware upgrade sales at lower margins during the three months ended September 30, 1998. Also during the three months ended September 30, 1998, EIS accelerated the amortization of certain capitalized software development costs which were deemed not to have any further useful life (see "Research and Development Costs" below). Finally, as discussed above, the reduction in revenue as a result of the adoption of SOP 97-2 contributed to the decrease in gross margin on product and software revenue during the nine months ended September 30, 1998.

As discussed below under Research and Development Costs, the development of Centenium XL was completed in September 1998. Beginning in the fourth quarter of 1998, capitalized software development costs related to Centenium XL will begin to be amortized resulting in an increase in cost of product and software sold of approximately $235,000 per quarter. That amortization will be partially offset by certain other software development costs that became fully amortized during the third quarter of 1998, which will result in decreased amortization of software development costs of approximately $156,000 in future quarters.

Gross margin on service and other revenue was $2.7 million (42.9%) in the third quarter of 1998, compared to $3.4 million (49.1%) in the third quarter of 1997, and $9.2 million (46.8%) in the first nine months of 1998, compared to $8.3 million (41.5%) in the first nine months of 1997. The decline in the gross margin on service and other revenue during the third quarter of 1998, as compared to the third quarter of 1997, was primarily due to the decline in service

EIS International, Inc. and Subsidiaries
----------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

and other revenue which was not offset by a decline in the costs of providing such services. The improvement in gross margin on service and other revenue during the first nine months of 1998, compared to the first nine months of 1997, was primarily due to expense control measures implemented during the latter part of the first quarter of 1997 as a result of the Restructuring (see "Restructuring Costs" below). In addition, the cost of supplying parts under EIS's customer maintenance agreements decreased during the first nine months of 1998 as a result of management's ongoing efforts to improve this operation.

EIS' gross margin can be affected by a number of factors, including changes in sales volume, product mix, hardware requirements of each sale, costs of product support, and competitive pricing pressures. Consequently, there can be no assurance that EIS will continue to sustain gross margins at current levels.

Research and Development Costs

Research and development costs were $2.3 million in the third quarter of 1998 compared to $2.8 million in the third quarter of 1997, and $7.4 million in the first nine months of 1998 compared to $9.2 million in the first nine months of 1997. The decrease during the three and nine months ended September 30, 1998 compared to the same periods in 1997, was primarily due to an increase in capitalized software development costs of $443,000 and $674,000, respectively. That increase was due to an increase in engineering resources and related costs during 1998 which were incurred in connection with the completion of the Centenium XL product, which was released in September 1998. Additionally, the number of employees and related costs not associated with the development of Centenium XL declined during the three and nine month periods ended September 30, 1998 as compared to the same 1997 periods, but was offset by an increase in subcontract labor costs during the third quarter of 1998 associated with the Year 2000 Product Plan (see "Year 2000 Issues" below).

EIS capitalizes certain software development costs relating to the enhancement of existing products and to the development of new products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Approximately $617,000 and $175,000 were capitalized in the third quarters of 1998 and 1997, respectively, and $1,617,000 and $944,000 were capitalized in the first nine months of 1998 and 1997, respectively. Amortization of capitalized software development costs of $604,000 and $346,000 is included in cost of products sold in the third quarters of 1998 and 1997, respectively, and $1,296,000 and $1,038,000 in the first nine months of 1998 and 1997, respectively. The increase during the three and nine months ended September 30, 1998, as compared to September 30, 1997, was primarily a result of accelerating the amortization of certain software development costs which were deemed not to have any further useful life.

EIS is committed to technological innovation and believes that additional research and development costs will be required to maintain its market position and those costs may increase in absolute amounts during the remainder of 1998 and thereafter.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense of $6.0 million during the third quarter of 1998 declined $2.0 million (25%) from $8.0 million in the third quarter of 1997. SG&A expenses of $20.1 million in the first nine months of 1998 declined $6.4 million from $26.5 million in the first nine months of 1997. The decrease in the third quarter of 1998 was primarily due to a decrease in the number of employees and the related decreases in costs for salaries, a decline in incentive compensation expense, and other overhead support costs. Additionally, during the first quarter of 1997, in connection with the Restructuring (see "Restructuring Costs" below), EIS downsized its Cybernetics and Pulse subsidiaries and consolidated several of its administrative functions and facilities.

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

Effective June 30, 1998, EIS terminated Cybernetics' operations because of continuing losses and management's decision to focus on EIS' core business. In connection with the termination of operations of Cybernetics, EIS recorded restructuring charges of $543,000, comprised of $350,000 of severance payments and $193,000 of facilities, fixed asset disposal, and other costs.

Interest and Other Income, Net

Interest and other income decreased $39,000 to $324,000 during the third quarter of 1998 as compared to $363,000 in the third quarter of 1997. This decrease was due to a reduction in interest earned on EIS' lease portfolio as a result of the sale of certain leases during the second quarter of 1998 (see "Liquidity and Capital Resources"). Interest and other income of $983,000 increased $88,000 during the first nine months of 1998 compared to $895,000 during the same period in 1997 primarily due to higher average cash and cash equivalent balances in the first nine months of 1998 as compared to the same period in 1997.

Income Taxes

Although EIS incurred a pre-tax loss of $2.1 million during the three and nine months ended September 30, 1998, a tax expense of $4,000 and $16,000, respectively, was incurred relating to foreign taxes arising from certain foreign subsidiaries. Since the tax benefit of $811,000 recorded during the third quarter of 1998, using a 39% effective tax rate, was fully offset by an increase in the valuation allowance on EIS' deferred tax assets, EIS did not recognize a tax benefit from the losses incurred during the nine months ended September 30, 1998. As disclosed in Note 7 to EIS' consolidated financial statements included in its Annual Report on Form 10-K dated December 31, 1997, EIS had established a $4.2 million valuation allowance on its deferred tax assets, which increased to $5.0 million as of September 30, 1998. Based on EIS' plan for future taxable income, management believes that the valuation allowance of $5.0 million was adequate at September 30, 1998. However, if EIS incurs losses in future periods, or if EIS' plan for future taxable income change, the deferred tax asset valuation allowance may be increased and such increase could be material to EIS' financial condition and results of operations.

EIS' effective income tax rate was 38% and 39%, respectively, for the three and nine months ended September 30, 1997.

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

EIS International, Inc. and Subsidiaries
----------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Impact on EIS. All EIS products will be or have been affected in some manner by Year 2000 issues. EIS has developed and is continuing the implementation of a plan (the "Year 2000 Product Plan") that makes necessary modifications to its products. The current total estimated cost to update those products is approximately $2.0 million. EIS has not sought any independent verification of this cost estimate and it could change materially as the Year 2000 Product Plan continues. During the three and nine months ended September 30, 1998, EIS incurred $794,000 and $1,075,000, respectively, of costs associated with the Year 2000 Product Plan. No costs were incurred prior to 1998. These costs are included in research and development in the accompanying consolidated statements of operations. EIS expects to continue to supplement its internal resources with subcontract labor to complete the Year 2000 Product Plan. EIS will seek to manage its research and development costs and Year 2000 Product Plan costs, so that its total research and development costs are not materially higher than the range of research and development costs incurred during 1996 and 1997, but there can be no assurance that EIS will be able to do so. In addition to incurring research and development costs, EIS may incur additional costs in other areas of its operation, including program management and installation services.

On July 30, 1998, EIS announced that a Year 2000 compliant release of its Call Processing System ("CPS") software was complete and available for sale. CPS is EIS' most widely used and sold software. EIS has also announced that its Call Manager, Call Manager Gateway, Outbound Call Manager on certain hardware platforms, Smart Agent Manager, and Call Processor products are Year 2000 compliant. EIS is currently planning to release Year 2000 compliant versions of its System 7000 and Centenium software products by the end of 1998. EIS has begun and is planning to continue to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers' software. EIS products affected by the Year 2000 issue will not be saleable during or after Year 2000, unless the Year 2000 Product Plan is completed before that date. Failure to successfully complete the Year 2000 Product Plan could have a material adverse impact on EIS' operations and financial condition. EIS expects to be successful in completing the Year 2000 Product Plan changes in all of its products; however, upgrading all customers' products that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. Because EIS expects that its products will be Year 2000 compliant by the end of 1998, contingency plans have not been drafted for any product line. EIS will continue to monitor the need for contingency plans until the Year 2000 Product Plan is completed.

EIS is in the process of reviewing and estimating the cost of updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission critical Internal Systems including its financial systems, customer support, network, and desktop applications are Year 2000 compliant. Although the completion of that process may involve additional costs, EIS believes that those costs will not have a material adverse affect on its operations and financial condition. If that update is not completed in a timely manner, or if EIS' costs exceed its current estimates, the cost of Year 2000 compliance for EIS' Internal Systems could have a material adverse impact on its operations and financial condition. EIS also intends to determine the extent of any adverse impact resulting from failures by its major vendors and distributors to be Year 2000 compliant. However, EIS is currently unable to estimate any such potential adverse impact, although such adverse impact could be material to EIS' results of operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has not drafted any contingency plans in the event its Internal Systems are not updated prior to the Year 2000. EIS will continue to monitor the need for contingency plans as progress continues on reviewing and updating its Internal Systems.

Liquidity and Capital Resources

EIS' working capital was $31.5 and $31.7 million at December 31, 1997 and September 30, 1998, respectively. Cash and cash equivalents and short-term investment balances were $24.9 and $21.1 million at December 31, 1997 and September 30, 1998, respectively.

As reflected in the accompanying unaudited consolidated statements of cash flows, operating activities used $157,000 in cash in the first nine months of 1998 compared to $7.0 million generated in the first nine months of 1997. This

EIS International, Inc. and Subsidiaries
----------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

decrease was the result of several factors. Cash used in discontinued operations in the first nine months of 1997 was $2.0 million. This decline was primarily due to higher cash requirements during the early stages of discontinuing the business of Surefind Information, Inc. in 1997. During the second quarter of 1998, EIS sold a portion of its lease portfolio resulting in $745,000 of cash proceeds. Those changes were offset by an increase in accounts receivable, trade of $1.3 million during the first nine months of 1998, compared to a decrease of $4.0 million in such accounts receivable during the first nine months of 1997. Collections of accounts receivable, trade were higher during the first nine months of 1997 primarily because the accounts receivable, trade balance was $21.3 million at December 31, 1996 as compared to $14.0 million at December 31, 1997.

Cash and cash equivalents used to invest in the purchase of property and equipment was $2.3 million for the first nine months of 1998 and $3.7 million for the first nine months of 1997. The decline in the purchase of property and equipment is directly attributable to the decline in the number of employees and size of operations as a result of the decrease in revenue as discussed above under the heading "Net Revenues". Net sales and purchases of investments during the first nine months of 1998 generated $2.3 million of cash compared to $1.3 million during the first nine months of 1997. That change was caused by EIS reinvesting its short-term investments in more liquid cash equivalents during the first nine months of 1998. The capitalization of software development costs increased from $944,000 during the first nine months of 1997 to $1.6 million for the same period in 1998. The increase in capitalized software development costs is discussed above under Research and Development Costs. Proceeds from the exercise of stock options and warrants decreased from $1.5 million during the first nine months of 1997 to $315,000 during the same period in 1998.

Effective September 3, 1998, EIS entered into a Loan Document Modification Agreement (the "Modified Loan Agreement") which amended its existing line of credit. Under the Modified Loan Agreement, EIS may borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the lender's prime rate plus 1/2%. The Modified Loan Agreement is secured by substantially all of the assets of EIS and expires on September 2, 1999. There were no amounts outstanding under the Modified Loan Agreement as of September 30, 1998. Prior to the Modified Loan Agreement, EIS had a line of credit of $7 million with the same commercial bank under a commitment that expired on September 2, 1997.

EIS is a party to various legal actions and claims arising in the ordinary course of its business. At this date, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on EIS' consolidated financial position or results of operations, except for the shareholder lawsuit discussed below under Part II Item 1 - "Legal Proceedings". EIS is currently not able to estimate the costs or a range of costs which may arise out of such shareholder lawsuit.

EIS expects that its current cash balances and short-term investments, together with cash anticipated to be provided by operating activities, and amounts available under the Modified Loan Agreement, will be sufficient to fund its working capital requirements (including research and development and Year 2000 compliance costs) for the foreseeable future. However, EIS' ability to achieve those results will be affected by the amount of cash generated from operations and the pace that its available resources are utilized. Accordingly, EIS may in the future be required to seek additional sources of financing, including borrowings and/or sales of equity. If additional funds are raised by selling equity, further dilution to shareholders could result. No assurance can be given that any such additional sources of financing will be available on acceptable terms, or at all.

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

4. Romano, et. al, v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, and Kent M. Klineman, filed June 4, 1997.

5. Dechter v. EIS International, Inc., Joseph J. Porfeli, Edward J. Sarkisian, Kent M. Klineman and Harry Peisach, filed June 17, 1997.

These lawsuits have been consolidated and a consolidated and amended class action complaint was filed on April 29, 1998. The Company and various other defendants have retained counsel, the claims are being reviewed, and the lawsuit will be vigorously defended. On June 15, 1998, EIS and the other defendants filed a motion to dismiss the case. That Motion is now fully briefed and awaiting possible oral argument and decision by the court, although no assurance can be given as to when a decision will be reached. The Company is currently not able to estimate the potential damages or costs or a range of potential damages or costs which may arise out of this case.

During the second quarter of 1998, EIS was informed that certain of its customers had received a patent infringement warning from Manufacturing Administration and Management Systems, Inc. ("MAMS") alleging that EIS' technology infringed on a patent held by MAMS. MAMS filed an infringement action against certain of EIS' customers who received the infringement warning. Under EIS' contract with its customers, EIS is obligated to indemnify its customers against any such claim. EIS is currently not able to estimate the costs or a range of costs that may arise out of those indemnification obligations. EIS believes this infringement claim to be without merit, and will vigorously defend its patent rights. EIS has filed suit against MAMS and one of its patent inventors requesting that the court rule that EIS' products do not infringe upon the patent held by MAMS.

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

Item 3. Defaults Upon Senior Securities.

          None.

EIS International, Inc. and Subsidiaries
----------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

Any proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, that a stockholder wishes to be considered for inclusion in EIS' proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of EIS at its principal offices no later than December 9, 1998.

Written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by EIS on or before February 21, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in EIS' proxy statement shall be granted discretionary authority with respect to any shareholder proposals of which EIS does not receive timely notice.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               * Exhibit 4.4 - Rights Agreement dated as of May 16, 1997, between the Registrant and BankBoston, NA, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock.

               Exhibit 11 - Statement Re Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               None.











----------------------
* Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on May 28, 1997.

EIS International, Inc. and Subsidiaries
----------------------------------------

                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             EIS INTERNATIONAL, INC.





Date: November 13, 1998                   By: /s/ James E. McGowan
      -----------------------------           ----------------------
                                          James E. McGowan
                                          President and Chief Executive Officer



Date: November 13, 1998                   By: /s/ Frederick C. Foley
      -----------------------------           ------------------------
                                          Frederick C. Foley
                                          Senior Vice President, Finance,
                                          Chief Financial Officer and Treasurer