Form 10-K
period 1998-12-31
EIS INTERNATIONAL INC /DE/
filed 1999-03-29
CIK 32251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ___________.

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

                     Common Stock, Par Value $.01 Per Share
   Preferred Stock Purchase Rights, to purchase Series A Junior Participating
                    Preferred Stock, Par Value $.01 per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

The aggregate market value as of January 22, 1999 of Common Stock held by non-affiliates* of the Registrant was: $16,715,214.

The number of shares of Common Stock outstanding as of January 22, 1999 was:
11,221,860

*As used herein, "voting stock held by non-affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons known to the Registrant holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq National Market System on the date indicated. The determination of "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether a person or entity is an "affiliate" of the registrant for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1998. Portions of such Proxy Statement are incorporated by reference in Part III.

EIS International, Inc. and Subsidiaries
------------------------------------------------------

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

These statements are subject to certain risks, uncertainties, and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, technological change, product introductions and acceptance, distribution networks, changes in industry practices, one-time events and other factors described herein (see "Factors Affecting Future Results" below). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, EIS may experience material fluctuations in its future quarterly and annual operating results that may vary materially from those described herein and that could materially and adversely affect its business, financial condition, operating results and stock price. EIS does not intend to update these forward-looking statements.


Background

EIS International, Inc. and its wholly owned subsidiaries ("EIS") provide systems, software and services to businesses that use the telephone in campaigns directed at large targeted audiences. EIS' products improve the productivity and effectiveness of call centers (also known as "contact centers"), including campaign management, staffing and technology integration. EIS is a supplier of advanced technology for contact centers and a leading provider of such outbound and integrated inbound/outbound technology.

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

EIS' systems employ computer telephony integration ("CTI") that adds to the efficiency and management of contact centers and substantially increase the productivity of their telephone agents. Software features of EIS' systems provide for outbound intelligent/predictive dialing, database, calling list management, scripting, real-time and historical reporting and integration with the customer's computer and telephone systems. EIS' systems, incorporating state-of-the-art dialing technology, including high-speed call switching, patented voice detection technology, sophisticated pacing algorithms and call classification, increase the percentage of time that call center telephone agents are connected to called parties. EIS' systems automate non-productive call center activities, leaving telephone agents free to spend 45-50 minutes per hour in talktime, compared with 15-20 minutes per hour in a manually operated environment. EIS' systems automate calling list management, including campaign list segmentation, time zone controls and callback handling. The systems include multi-page scripting capabilities that allow for conversation branching, account history, product information, order forms and calculations presented to telephone agents online. The systems' reporting and telephone

EIS International, Inc. and Subsidiaries
------------------------------------------------------


agent monitoring capabilities allow supervisors and managers to track up-to-the minute contact center activities and modify and improve the effectiveness of telemarketing or other telephone campaigns in real time.

EIS' systems have an open-architecture that can interface with a variety of third-party switches and software products and integrate easily with a customer's host computer and database. The systems are modular, expandable and flexible to respond to a customer's changing environment and expansion needs.

EIS' products include: (i) a Call Processing System(TM), a full-featured solution for outbound and blended inbound/outbound contact centers involved predominantly in direct marketing; (ii) OCM Gold, a product licensed by EIS from AT&T since 1991 that EIS has enhanced to work seamlessly with Lucent's Definity G3 switching platform; (iii) System 7000, a system acquired in a 1993 merger with International Telesystems Corporation ("ITC") that is directed at the credit and collections market; and (iv) Centenium(R), a powerful client/server solution for outbound and blended inbound/outbound contact centers. EIS products also include SmartAgent Manager(TM), a systems enhancement to blend outbound campaigns with inbound operations. See "Business Products and Services" for more information on EIS products and "Business - Intellectual Property" for information about numerous patents held by EIS.

On February 28, 1997, at the recommendation of EIS' management, its Board of Directors agreed to discontinue the operations of Surefind Information, Inc. ("Surefind"), a wholly owned subsidiary of EIS in the business of storing electronic data. The decision to discontinue those operations was made after EIS determined that a higher than anticipated level of funding would be required to exploit Surefind's products. Since that funding level was considered excessive due to the funding requirements of EIS' core business, Surefind's operations were discontinued in March 1997. Surefind incurred a net loss of approximately $3.7 million in 1996 and $2.1 million in 1995. In connection with the decision to discontinue Surefind's operations, during the fourth quarter of 1996, EIS recorded a $1.8 million estimated loss, net of tax benefits, including a provision for anticipated operating losses prior to the complete disposition of Surefind.

On March 3, 1997, EIS announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus efforts on EIS' core business and to reduce costs. Under the Restructuring, the Fort Lauderdale, Florida facility of Cybernetics Systems International, Inc. ("Cybernetics"), a wholly owned subsidiary of EIS, was closed and sublet, and Cybernetics began to concentrate on the development and marketing of Workforce Manager for Windows ("WMW"). During 1997, EIS also terminated Pulse's operations, a Chantilly, Virginia based integration services business acquired in 1996, and integrated Pulse with EIS' core business. EIS also closed its corporate headquarters in Pittsburgh, Pennsylvania and relocated its headquarters to the Herndon facility. Approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, EIS recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $0.5 million of other costs.

Effective June 30, 1998, EIS closed Cybernetics due to continuing losses and management's decision to focus on EIS' core business. In connection with the closure of Cybernetics, during the second quarter of 1998, EIS recorded restructuring charges of $543,000, comprised of $350,000 of severance and $193,000 of facilities, fixed asset disposal, and other costs.

During the second half of 1998, EIS took further action to cut expenses in response to the decline in revenue during 1998 as compared to 1997. These actions included staffing reductions in all areas of EIS and other expense control measures designed to significantly reduce expenses commensurate with recent trends in revenue (see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition").


Market Position

EIS' systems are designed to improve efficiency, effectiveness, and profitability of a variety of contact centers. The designation of the contact center as a primary point of customer care is emerging as an important business trend, parallel to the steady rise in consumer demand for improved service. The modern contact center is evolving into a highly sophisticated marketing and customer service medium that builds and reinforces consumer relationships, both pre- and post-sales. Effectively, this transformation process will necessitate greater agent and consumer access to critical information, such as customer histories and preferences, and extensive product and service data, so that all parties can

EIS International, Inc. and Subsidiaries
------------------------------------------------------


make better decisions. Increased access, in turn, will require improved multimedia connectivity that allows agents and consumers to take advantage of emerging communication technologies. EIS is at the forefront of this transformation with powerful, flexible, and comprehensive solutions, supported by sophisticated CTI capabilities, that expand the scope and quality of agent and consumer interactivity, thereby personalizing and strengthening an organization's relationships with its customers.

Factors that distinguish EIS' systems include a modular design and open architecture to provide customers with the flexibility of integrating EIS' products with customer supplied call management software. Proprietary features include predictive dialing with a patented pacing algorithm, high speed call switching, patented voice detection technology, sophisticated call management software and multi-page customer scripting capability. The systems' open architecture, modularity and operating features provide a high level of flexibility, and easy integration with a customer's software and hardware systems. EIS believes that its systems offer significant price-performance advantages over competitors, resulting in highly efficient contact centers. The system is configured in contact centers to address calling campaign objectives of specific customers or specific industries.


Strategy

EIS' strategy is to offer innovative, mission-critical products and services that play pivotal roles in providing total solutions to the contact center market. EIS intends to maintain its position as a leading provider of outbound call processing solutions and extend this strength to the overall contact center market, including inbound, blended inbound/outbound, Internet-enabled, and next generation middleware technologies. EIS believes this strategy will lead the way for the contact center industry to realize the full potential of customer centered technologies. EIS intends to continue its plan to provide products and services that support all media types (e.g. voice, web chat, email, etc.) in the contact center. EIS will expand its traditional focus on improving agent efficiency and effectiveness to improving the overall performance of the contact center as a business unit.

Expand and Enhance Core Competencies. EIS has significant expertise in its core business of outbound contact center management and CTI. Based on that expertise, EIS plans to continue to expand and enhance its product offerings, including new features for outbound applications as well as robust capabilities for inbound and blended inbound/outbound applications. EIS will remain focused on improving agent efficiency and effectiveness by providing information to agents through its CTI expertise.

Enhance Systems Integration Capabilities. EIS believes that contact centers will increasingly involve the introduction and inter-working of many media types, data sources and components from different vendors. EIS plans to direct its systems integration capabilities to complement its products and effectively integrate different media, data sources and vendor products providing the customer with the best overall solution.

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

Focus on Customer Satisfaction. EIS believes that customer satisfaction is derived from the focus of every employee in every area of EIS on the customer experience. EIS plans to continue strengthening its partnerships with its customers to attain the highest level of customer satisfaction through continuing emphasis on customer support. EIS has invested in its customer support infrastructure, which has substantially enhanced its ability to effectively service its customers.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


EIS will also continue its emphasis on enhancing the knowledge and skill set of its global sales force to more effectively identify and serve the mission critical business requirements of new and existing customers.

Products and Services

EIS' outbound call processing systems consist of either EIS proprietary digital switches which place calls, monitor call results and switch live calls to agents or interface to switches from vendors such as Aspect and Lucent that operate in conjunction with call management software provided by EIS. These systems are identified by the product names Centenium(R), Call Processing System(TM) ("CPS"), System 7000 and OCM. EIS' proprietary switches can be combined with EIS' Gateway middleware product to enable such systems to be integrated with third party software applications.

Centenium. In September 1994, EIS introduced Centenium, its advanced contact center system that integrates outbound calling with the customer's inbound system. The Centenium system is built on a flexible, client/server architecture that distributes processing tasks and automates many facets of contact center operations from agent screen displays to management reporting. The core software for Centenium runs on a UNIX operating system with screen presentations in the Microsoft Windows environment. Centenium is designed to operate with a variety of computer platforms and several telecommunication switches, including Lucent's Definity G3, Aspect's CallCenter and Northern Telecom's Meridian 1, as well as EIS' proprietary switches. In addition to marketing Centenium to potential new customers, EIS markets Centenium to its existing customers, as well as an upgrade alternative to older systems for their expansion needs.

Centenium can be configured to meet a wide range of customer requirements. Centenium provides agents, administrators and supervisors with the information they need to handle contact center activities, including scripting, list management and center activity reporting. Centenium utilizes a sophisticated scripting package to provide users with the ability to create agent scripts to lead agents through presentations. The scripting package supports logical branching, formula calculation, support for graphics, data acquisition and other powerful features designed to make the agent more efficient and effective. Centenium users can prepare their own reports, combining data from Centenium with other databases. Supervisors can assign scripts to lists, segment lists and assign them to separate groups of agents, or filter records in real time during a campaign using Centenium tools. Centenium uses SQL (structured query language), an industry standard, to enable users to find and manipulate data in multiple formats.

On September 1, 1998, EIS announced the release of Centenium XL. Centenium XL is a significantly enhanced version of the Centenium call management system, offering several new capabilities designed to enhance user flexibility and improve call center productivity. Centenium XL provides full inbound and blending functionality plus inbound scripting. It also offers substantially enhanced capabilities and features for system administrators, supervisors, and agents, including increased reporting capabilities.

Call Processing System. The CPS system consists of a digital switch, combined with either (i) EIS call management software and related computer hardware or
(ii) EIS Gateway(TM) product and the customer's host computer software. Using EIS call management software, the system is a turnkey outbound processing system, with predictive dialing, voice detection, scripting and data management functions designed primarily for direct marketing applications. Used with the EIS Gateway product, the system integrates third party software applications with EIS call processing functions. The digital switch can handle 8 to 144 agent stations and can operate up to 112 analog lines, 336 digital T-1 lines, or a mix of both analog and T-1 lines. In addition, the CPS system has the ability to add both stations and trunk lines in modular increments.

On February 3, 1999, EIS announced the availability of CPS Version 5.1. The new release of the CPS 5.1 solution features inbound call management and full agent blending capabilities. The system also includes upgrades to several existing features, all of which are designed to help call centers achieve their continuous performance improvement goals.

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

EIS International, Inc. and Subsidiaries
------------------------------------------------------


OCM Gold. OCM Gold is a software product that provides call management and predictive dialing through Lucent PBX switches and is designed to operate with customer host computer databases. EIS obtained exclusive third party worldwide licensing rights (except as to AT&T for certain purposes) to OCM from AT&T in June 1991. In 1993, EIS introduced OCM Gold, its first outbound call management system that can be integrated with the customer's inbound system.

SmartAgent Manager(TM). The SmartAgent Manager ("SAM") option for Centenium, System 7000 and OCM integrates those products with inbound switches from third parties including Lucent, Aspect and Northern Telecom. With SAM, the system automatically monitors the demand for agents to answer inbound calls and switches them from outbound campaigns at the same workstation to meet the contact center's specified quality levels. When the peak demand subsides, SAM moves the agents back to outbound to maximize agent productivity. EIS has utilized advanced CTI techniques in partnership with the inbound switch vendors to provide this seamless operation.

Professional Services. The Company's Professional Services group provides CTI application development, inbound/outbound integration, network analysis, performance assessment, systems data integration, general contact center consulting, custom software development, and training.


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

EIS International, Inc. and Subsidiaries
------------------------------------------------------


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

Impact on EIS. All EIS products will be or have been affected in some manner by Year 2000 issues. EIS has developed and is continuing the implementation of a plan (the "Year 2000 Product Plan") that makes necessary modifications to its products. The current total estimated cost to update those products is expected not to exceed $1.5 million. During 1998, EIS incurred $1,096,000 of costs associated with the Year 2000 Product Plan. No costs were incurred prior to 1998. These costs are included in research and development in the accompanying consolidated statements of operations. The Year 2000 Product Plan was substantially complete by the end of February 1999.

On July 30, 1998, EIS announced that a Year 2000-compliant release of its CPS software was complete and available for sale. CPS is EIS' most widely used and sold software. EIS has also announced that its EIS Gateway, Outbound Call Manager (on certain hardware platforms), SmartAgent Manager, System 7000, and Centenium products are Year 2000 compliant. EIS has begun and is planning to continue to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers' software. Although EIS has substantially completed the Year 2000 Product Plan changes in all of its products, upgrading all customers' systems that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. EIS expects to continue to supplement its internal resources with subcontract labor to install Year 2000 upgrades on customer systems.

EIS has substantially completed the process of reviewing and estimating the cost of updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission critical Internal Systems, including its financial systems, customer support, network, and desktop applications, are Year 2000 compliant. Although EIS could incur additional costs in this regard, EIS believes that those costs will not have a material effect on its operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has continued to investigate but has not identified any major vendor or distributor the failure of which to be Year 2000 compliant could cause any adverse impact on EIS. The most reasonably likely worst case scenario would include: (1) corruption of data contained in the Company's internal information systems, (2) hardware failure, and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, water & sewer, internet services, etc.). EIS has not formulated any contingency plans in the event its Internal Systems are not updated prior to the Year 2000 because the update process is substantially complete. EIS will continue to monitor the need for contingency plans with respect to its major vendors and distributors.


Product Development

EIS' continuing research and development program is directed toward increasing the functionality of existing products based upon currently anticipated customer needs and the development of new products based on future anticipated

EIS International, Inc. and Subsidiaries
------------------------------------------------------


customer needs. This program also emphasizes the development of new product lines based on an n-tier architecture model that allows better specialization and easier replacement of software components. These product lines are designed to reach a larger segment of the CTI market, enable EIS to comply more readily with country standards in support of international business and more easily integrate with other products providing the customer a more complete solution.

EIS began development of Contact Universal Exchange ("CUE") in 1998. The new technology is being developed simultaneously on both UNIX and Windows NT. Initial deployment will be on UNIX with Windows NT deployment to follow. CUE will act as a state of the art contact center technology infrastructure platform. CUE is being developed in accordance with object-oriented techniques and in conformity with Common Object Request Broker ("CORBA") standards. CUE is designed to interconnect various contact center applications (switches, predictive dialing processes, databases, fulfillment applications, workflow management applications, and related technologies) some of which will be provided by EIS, some by other vendors The combination of CUE as an enabling middleware platform and various application components is intended to make contact centers more efficient and productive, and protect their technology investments.

During 1996, 1997 and 1998 EIS invested $14.2 million, $11.9 million, and $9.7 million, respectively, in research and development, and also capitalized approximately $2.1 million, $1.1 million, and $1.9 million, respectively, of software development costs. EIS believes that a significant commitment of its financial resources and talent will be necessary to maintain and increase its competitive position. EIS plans to continue to devote a significant portion of its revenues to research and development, including salaries, consulting, and other costs to develop new technology.


Customers

EIS maintains customer relationships in a variety of industries. Customers include American Express, the American Cancer Society, APAC Teleservices, Bell Canada, CUC International, Fingerhut, Gannett Newspapers, GE Capital, ICT Group, JC Penney, Michigan State University, MCI, Metropolitan Life Insurance Company, Pacific Bell Operator Services, RMH Teleservices, Sallie Mae, Sitel Corporation, Southwestern Bell, Spiegel, Inc., Syracuse University, Telespectrum Worldwide, Inc., Time Warner Entertainment, Turner Vision, Inc., and West Telemarketing.

No individual customer represented more than 10% of EIS' net revenues in 1996, 1997 or 1998.


Sales and Marketing

EIS' systems and services are marketed in the United States and the United Kingdom by a direct sales force located in several regional offices in those areas. EIS also has distribution agreements with third party distributors in France, Germany, Sweden, Italy, Spain, Mexico and Japan. During 1996, 1997 and 1998, EIS revenues outside North America were approximately 4%, 6% and 9% of net revenues, respectively.

EIS has established and continues to strengthen alliances with leading vendors in the contact center market so that it can offer comprehensive solutions to contact centers. Those relationships are worldwide and include multiple distribution channels. EIS works with vendors of contact center application software and offers them versions of EIS' software that operate with their application software systems. EIS intends to expand those alliance and vendor relationship, and work closely with leading vendors of telecommunications switches so that EIS products may be easily integrated with those switches.


Customer Support and Service

EIS' systems are typically used in contact center applications and those systems are often mission critical to the customer's business. In mission critical applications, a system or component failure could suspend, or substantially interrupt a customer's business. EIS believes that its strong commitment to customer support and service is a significant competitive factor. Its customer support staff seeks to resolve most service problems through telephone consultation and remote diagnostic programs are run through a modem connected to the customer's system. If a problem cannot be corrected by telephone consultation or remote diagnostics, an EIS customer service engineer visits the customer's site, generally within eight hours of identification of a problem. Customer support is available through a toll-free number and

EIS International, Inc. and Subsidiaries
------------------------------------------------------


through the Internet 24 hours a day, seven days a week. EIS also provides 90-day warranties on its systems. Maintenance contracts are available for terms of up to three years, based on monthly, quarterly, or yearly payments. EIS' service and other revenues as a percentage of total revenues were 22.8%, 31.1%, and 44.3% in 1996, 1997 and 1998, respectively.


Competition

The market for call processing systems is highly competitive and EIS believes that competition will intensify as other companies enter this market with CTI products. EIS' principal competitors include Davox Corporation, Melita International Corporation, and Mosaix, Inc. EIS may also encounter increased competition from existing competitors and from new market entrants, including Aspect, Lucent, Northern Telecom, and Rockwell that have historically competed primarily in the inbound market. In addition, for sales of application software operating in contact centers, EIS may compete with software providers and system integrators such as Siebel Systems, Inc. and Genesys Telecommunications Laboratories. Many of EIS' current or potential competitors have greater financial, technical and marketing resources and there can be no assurance that EIS will be able to continue to compete successfully with those competitors. As EIS expands its offerings of contact center applications, it may also encounter increased competition from third party providers of contact center applications. To date, EIS has competed on the basis of the capabilities, price, and performance of its systems, its applications expertise, and the quality of customer support. As the call processing market matures and new and existing companies compete for the same customers, price competition is likely to intensify, and that competition could adversely affect EIS' operating results.


Regulatory Environment

Certain applications of outbound call processing systems are regulated by federal and state law. In addition, the Federal Fair Debt Collection Practices Act prohibits certain consumer debt collection practices, including telephone communication at any unusual or inconvenient time or place. That act also prohibits repeated or continuous ringing of the telephone or communications by debt collectors with an intent to annoy, abuse or harass. The Federal Telephone Consumer Protection Act (the "TCPA") prohibits the use of automatic dialing equipment to call emergency telephone lines, health care and similar facility telephone lines where a called party is charged for incoming calls, like pager and cellular phone services. TCPA also prohibits use of automated equipment to engage two or more lines of a multi-line business simultaneously. Among other things, TCPA requires the Federal Communications Commission ("FCC") to initiate a rulemaking proceeding concerning the need to protect residential telephone subscribers' privacy rights to avoid receiving telephone solicitations they object to. The FCC rules also require that telemarketers call consumers only between 8 a.m. and 9 p.m., local time. In addition, certain states have laws similar to the above described FCC prohibitions that limit access to telephone subscribers who object to such solicitations. Although compliance with the described laws may limit the potential use of EIS' systems in some areas, EIS' systems may be programmed to operate in full compliance with those laws through appropriate calling lists and campaign calling time parameters. Future legislation may further restrict telephone solicitation and such restrictions my have a material, adverse impact on EIS.

To minimize the likelihood that EIS' products will be subject to existing and future laws and regulations, EIS works closely with industry organizations like the Direct Marketing Association, the North American Telecommunication Association and the American Telemarketing Association to educate consumers, system customers and legislators about the significant distinction between predictive dialing systems which promote person-to-person contacts and automated dialing recorded message players which play recorded messages without live telephone agents.

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

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Manufacturing and Quality Assurance

EIS' call processor switch is manufactured, assembled and tested primarily by Kimchuk, Inc. ("Kimchuk"), an independent contractor. EIS' agreement with Kimchuk expires in July 1999; however that agreement has an automatic one-year renewal term, unless either party gives 90 days' notice of an intent not to renew it. During the term of this agreement, Kimchuk has a right of first refusal to manufacture certain EIS' products and related components, subject to certain conditions. EIS may terminate this agreement if Kimchuk is unable to satisfy EIS' quality assurance requirements within a specified time after notice to Kimchuk, or Kimchuk is unable to meet EIS' demand for products as specified in the agreement. The functions of any EIS manufacturer are conducted in accordance with EIS specifications and under the direction of EIS' engineering staff. EIS has used Kimchuk to produce its systems for more than six years. EIS believes that for at least the next 12 months, Kimchuk has sufficient capacity to meet EIS' anticipated production requirements.

Because EIS' systems are manufactured from standard industry components, it believes that it could make arrangements with other vendors to increase its output, or replace a current contractor. To date, adequate supplies of these components and alternative supplies for other components that are currently single-sourced have been available in a timely manner from a variety of vendors.

EIS has a software quality assurance program to insure that software releases function properly and related documentation is complete. Various simulation tools are used for testing software prior to release, and the computerized problem tracking system is able to document reported problems and resolutions. This tracking system permits analysis of customer problems to determine if service announcements for software changes are required.


Intellectual Property

EIS currently owns several patents relating to certain aspects of its technology.

EIS' U.S. patent for voice detection technology, based on a unique method of wave form analysis expires in 2005. EIS' U.S. patent for a method of randomizing telephone numbers also expires in 2005. EIS owns the following U.S. patents which expire in 2006: digital voice protocol converter and port controller, digital voice recording, reproduction and telephone network signaling using direct storage in RAM of PCM-encoded data, regulating arrivals of calls to customers to servers, telephone trunk interface circuit, and an alternate memory addressing method for information storage and retrieval. EIS owns the following U.S. patents which expire in 2007: redundancy and buffering design for a call processor and the pacing of telephone calls for call origination management systems. EIS owns a U.S. patent for a method for the classification of audio signals on a telephone line that expires in 2008. EIS also owns U.S. patents for a call pacing algorithm using call progress detection technology expires in 2010, a method for call pacing to reduce abandoned calls that expires in 2011, a system for integrating a stand-alone inbound automatic call distributor and an outbound predictive dialer that expires in 2012, and an advanced method for answer machine detection that expires in 2012. EIS also owns the following U.S. patents which expire in 2015: a system that archives both voice and data in a contact center, a system for integrating a stand alone inbound automatic call distributor and an outbound automatic call dialer, an outbound call pacing method which statistically matches the number of calls dialed to the number of available operators, a system for adding outbound dialing to inbound call distributors, and a patent for voice detection technology.

In December 1997, EIS filed a U.S. patent application for outbound switch pacing. EIS also has 4 pending U.S. patent applications on: a method for motivating call center agents; voice interactive call center training using actual screen and screen logic; real-time on-line call verification systems; and a communication management system that manages agent responses to clients over the Internet.

During 1998, EIS filed for five patents. The filings were made in March, August, September and October. The applications involve methods for: Call center inbound blending, call pacing, call center inbound/outbound balance system, the reassignment of agents, and the optimization of agent transfers in call blending. In addition, EIS has two other applications pending that were submitted in 1997 as follows: call pacing and outbound switch pacing.

Because of the rapid change in technology in contact centers and since EIS recognizes that its success depends on its ability to continue to provide technology enhancements for current and future products, EIS does not believe that the expiration of its patents will have any material adverse effect on its business.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Factors Affecting Future Results

In addition to factors described elsewhere in this report, a number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

o A variety of factors influence EIS' net sales in a particular quarter, including general economic conditions in the call processing industry, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products, the introduction of new products by competitors, acquisitions, production and quality problems, changes in the cost of materials, disruption in sources of supply, seasonal patterns of capital spending by customers and other factors, many of which are beyond EIS' control. Since a substantial portion of EIS' expenses do not vary relative to its sales levels, if net sales in any quarter do not meet expectations, that could have a material adverse effect on EIS' business, financial condition and results of operations. EIS derives a substantial portion of its sales from products that may cost in excess of $150,000 and a failure to close a small number of transactions could have a significant impact on EIS' net sales and operating results in any given quarter. During 1998, EIS' results of operations have been negatively affected by slow demand due to excess capacity of outbound telemarketing service bureaus, who represent the largest portion of EIS' customer base.

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

o From time to time, EIS may consider strategic acquisitions. Its ability to succeed with those acquisition will depend on many factors, including the successful identification and acquisition of those businesses and EIS' ability to integrate and operate them effectively. The consideration paid for those acquisitions, the diversion of the attention of management to integrate the acquired business and difficulties encountered in the integration process could have a material adverse effect on EIS' business, financial condition and results of operations. In the past, EIS experienced difficulties with the successful identification and integration of several acquisitions (see "Business - Background").

o EIS' success will depend in part on its ability to obtain and maintain intellectual property including patent protection for its products, preserve its trade secrets and operate without infringing on the proprietary rights of third parties. EIS attempts to protect its technology by, among other things, investing significant resources in obtaining and maintaining patents, copyrights and trade secrets. The call processing industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have often resulted in significant and often protracted and expensive litigation. Any assertions of intellectual property claims could require EIS to discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages, and to develop non-infringing technology or to acquire licenses to the alleged infringed technology. Furthermore, the laws of certain foreign countries do not protect EIS' intellectual property rights to the same extent the laws of the United States (see "Business - Intellectual Property").

o EIS' digital switches are manufactured, assembled and tested by Kimchuk, an independent contractor, under an agreement that has been in effect for over six years (see "Business - Manufacturing and Quality Assurance"). Any adverse developments affecting Kimchuk could result in delays in the production and delivery of EIS' systems and could have an adverse impact on their quality and operating results. Except for some integrated circuit boards provided by Kimchuk, EIS systems are manufactured from standard industry components. A delay or lack of supply of these components from existing sources, or an inability to obtain alternative sources, if and when required, could have a material adverse effect on EIS' business, financial condition and results of operations.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


o EIS offers lease financing to customers on a limited basis and intends to continue that practice. In the past, EIS offered leases to entrepreneurial businesses with limited capitalization, some of which might not be considered "credit worthy" by financial institutions. EIS has an agreement with a third party leasing company to finance certain EIS systems which provides, among other things, that such leases could be subject to certain recourse to EIS. EIS may enter into additional agreements with third party leasing companies to finance EIS systems, and those agreements may include recourse arrangements and discounts. In addition, from time to time, EIS may sell portions of its lease portfolio to third parties on terms that may include recourse provisions and discounts.

o Certain uses of outbound call processing systems are regulated by federal and state law, including the Telephone Consumer Protection Act of 1991 and the Federal Fair Debt Collection Practices. Although compliance with these laws may limit the potential uses of EIS' system in some respects, the systems may be programmed to operate in full compliance with those laws through the use of appropriate calling lists and campaign calling time parameters. There can be no assurance, however, that future legislation, if enacted, will not further restrict telephone solicitation, and thereby adversely affect EIS. A number of technical elements EIS' systems are subject to, and conform with, Federal Communications regulations under the Federal Communications Act of 1934. Future products developed by EIS may also be subject to compliance with similar or even more restrictive regulations before they can be sold in the United States. To the extent EIS markets its products in foreign countries, it is required to comply with applicable foreign laws, including certification of those products by appropriate regulatory organizations.

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

o EIS' ability to develop marketable products and maintain a competitive position in light of continuing technological developments will depend, in large part, on its ability to attract and retain highly qualified personnel. Competition for the services of those employees is intense.

o As of December 31, 1998, EIS had net deferred tax assets totaling $3.8 million. Based upon the level of historical taxable income and projections for future taxable income of approximately $10 million over the next 2 years, management believes it is more likely than not that EIS will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998. However, if EIS is unable to meet its projections for future taxable income in the near term, the amount of the net deferred tax asset may be partially or fully reduced.

Because of the above and other factors, EIS' past financial performance should not be considered an indicator of its future performance.


Employees

At December 31, 1998, EIS employed 260 persons, many of whom are highly skilled. EIS' success depends on its ability to continue to attract and retain highly skilled employees. EIS has never had a work stoppage, and its employees are not represented by any labor organizations. EIS considers its employee relations to be good.


Executive Officers of EIS

The executive officers of EIS, and their age and position, are as follows:

EIS International, Inc. and Subsidiaries
------------------------------------------------------



Name                   Age       Position
---------------     ----------   ------------------------------------------------------------------
James E. McGowan       55        Chief Executive Officer, President, and Director
Frederick C. Foley     53        Chief Financial Officer, Senior Vice President, Finance, Treasurer
Edward J. Sarkisian    60        Senior Vice President, Worldwide Sales, Marketing, and Customer
                                   Operations
Jonathan M. Wineberg   43        Senior Vice President, Engineering and Product Development
Kent M. Klineman       66        Secretary and Director


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

Edward J. Sarkisian has been EIS' Senior Vice President of Worldwide Sales, Marketing, and Customer Operations since August 1998. His areas of responsibility include overall company marketing, new business development, strategic alliances, account management, international operations, and customer support. From March 1997 to July 1998, Mr. Sarkisian was Vice President, Customer Operations for EIS. From October 1996 to February 1997, he served as President and Chief Operating Officer of Cybernetics. From February 1996 to September 1996, he served as President and Chief Operating Officer of Surefind. From October 1994 to January 1996, he served as Executive Vice President, North American Sales for EIS. From January 1994 to September 1994, he served as Senior Vice President, Engineering and Development for EIS. From August 1992 to December 1993, he served as Senior Vice President, Sales Marketing for EIS.

Jonathan M. Wineberg has been EIS' Senior Vice President of Engineering and Product Development since October 1998. His responsibilities include all areas of product development, design, engineering, and management. From July 1997 to September 1998, he served as Vice President of Engineering for EIS. From July 1996 to June 1997, he served as Senior Vice President of Software Development for Cybernetics. Prior to joining Cybernetics, he served as Director of Software Development for Supply Tech, Inc. from September 1992 to June 1996.

Kent M. Klineman has been EIS' Secretary and a Director since June 1988 and served as Treasurer from June 1988 until December 1989. He is an attorney and private investor and serves as a Director of a number of closely-held companies. He is also a Director of Concord Camera Corp., a publicly held corporation.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Item 2. Properties

EIS' executive offices are located in Herndon, Virginia. This facility has approximately 78,000 square feet and is leased through December 31, 2002, at a current annual base rent of $1.3 million, plus charges for proportionate real estate taxes and operating costs. EIS also leases space in Stamford, Connecticut, primarily for engineering activities. This facility has approximately 37,000 square feet and is leased through December 31, 2001, at an annual base rent of approximately $639,000, plus charges for direct costs. During December 1997, over one-third of this office was sublet through September 1998. EIS is continuing to seek a permanent sublet arrangement or release from its obligations on this portion of its Stamford facility.

EIS also leases space in Chantilly, Virginia. This facility has approximately 20,000 square feet and is leased through January 2003 at an annual base rent of $229,000. During the first quarter of 1998, EIS consolidated the operation of this facility into its Herndon, Virginia facility. During the second quarter of 1998, EIS sublet this facility for the remaining term of the lease.

EIS also leases several small, regional sales and customer support offices in the U.S. and a facility in the United Kingdom, all under renewable leases or occupancy arrangements for a term of one year or less. EIS believes that its facilities are adequate for its current level of employment but expects that it will require additional square footage to accommodate future business and employment growth.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Item 3. Legal Proceedings

EIS and certain current and former officers of EIS were named as defendants in five securities lawsuits, each of which were filed during 1997 in the United States District Court for the District of Connecticut, allegedly on behalf of certain of the Company's shareholders. Each of those claims alleged securities fraud based upon certain alleged misleading representations regarding the Company's acquisition of Surefind and Cybernetics and their operations, each of which seek damages in an unspecified amount.

These lawsuits have been consolidated and a consolidated and amended class action complaint, In Re EIS International, Inc. Securities Litigation, was filed in the United States District Court for the District of Connecticut on April 29, 1998. EIS and various other defendants have retained counsel, the claims are being reviewed, and the lawsuit will be vigorously defended. On June 15, 1998, EIS and the other defendants filed a motion to dismiss the case. That motion is now fully briefed and awaiting possible oral argument and decision by the court, although no assurance can be given as to when a decision will be reached. EIS is currently not able to estimate the potential damages or costs or a range of potential damages or costs that may arise out of this case.

During the second quarter of 1998, EIS was informed that certain of its customers had received a patent infringement warning from Manufacturing Administration and Management Systems, Inc. ("MAMS") alleging that technology used by certain of EIS' customers infringed on a patent held by MAMS. MAMS filed an infringement action against certain of EIS' customers who received the infringement warning. Under EIS' contract with its customers, EIS is obligated to indemnify its customers against any such claim. EIS is currently not able to estimate the costs or a range of costs that may arise out of those indemnification obligations. EIS believes this infringement claim to be without merit, and will vigorously defend its patent rights. However, there can be no assurance that EIS will prevail in this matter, in which case, there may be a material, negative impact on EIS' results of operations. EIS has filed suit against MAMS and one of its patent inventors requesting that the court rule that EIS' products do not infringe upon the patent held by MAMS.

EIS is also party to various other legal actions and claims arising in the ordinary course of its business. EIS believes it has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

EIS common stock began trading on the NASDAQ National Market System under the symbol "EISI" on July 10, 1992. The following table sets forth for the periods indicated the high and low prices for the Common Stock as reported by NASDAQ.

                               1997                  1998
                          ----------------      ------------------
                           HIGH       LOW        HIGH        LOW
                          -------   ------      -------   --------
         First Quarter     8 5/8       4        9 3/16     5 5/8
         Second Quarter    8 1/4       4        9 1/16     4 15/16
         Third Quarter    10 7/8     7 3/4      5 1/2      1 3/16
         Fourth Quarter    9 7/8     5 7/32     2 1/2      1 13/32

As of December 31, 1998, there were approximately 320 holders of record of the Company's Common Stock and approximately 4,500 beneficial holders of the Company's Common Stock.

EIS has never paid cash dividends on its Common Stock. EIS currently intends to retain any earnings for future growth and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Item 6. Selected Financial Data

Selected Consolidated Financial Data
(In Thousands, Except Per Share Data)

The following selected consolidated financial data as of and for the years ended 1994, 1995, 1996, 1997, and 1998 is derived from the Company's audited consolidated financial statements, which, with respect to the years 1996, 1997, and 1998, are included under Item 8. Financial Statements and Supplementary Data. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," the Consolidated Financial Statements, related notes and other financial information included elsewhere in this report.


                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                     1994           1995        1996           1997         1998
                                                  ------------  ------------ ------------  ------------ ------------
Statement of Operations Data
Net Revenues                                         $ 64,872      $ 89,610     $ 95,659      $ 85,630     $ 58,742
Operating income (loss)                                12,193        15,861      (37,096)          763       (4,277)
Income (loss) from continuing operations                7,602        11,357      (33,028)        1,245       (3,086)
Income (loss) from discontinued operations,
   net of tax benefit                                    (544)       (2,137)      (5,528)          ---          238

Net income (loss) per share data:
  Basic:
    Continuing operations                            $   0.92      $   1.17     $  (3.09)     $   0.11     $  (0.27)
    Discontinued operations                             (0.07)        (0.22)       (0.52)          ---         0.02
                                                  ------------  ------------ ------------  ------------ ------------
    Net income (loss)                                $   0.85      $   0.95     $  (3.61)     $   0.11     $  (0.25)
                                                  ============  ============ ============  ============ ============

  Diluted:
    Continuing operations                            $   0.86      $   1.09     $  (3.09)     $   0.11     $  (0.27)
    Discontinued operations                             (0.06)        (0.20)       (0.52)          ---         0.02
                                                  ------------  ------------ ------------  ------------ ------------
    Net income (loss)                                $   0.80      $   0.89     $  (3.61)     $   0.11     $  (0.25)
                                                  ============  ============ ============  ============ ============

Weighted average common and
  common equivalent shares:
    Basic                                               8,241         9,707       10,681        11,353       11,547
    Diluted                                             8,870        10,462       10,681        11,605       11,547

Balance Sheet Data
Total assets                                         $ 64,944      $ 84,217     $ 72,861      $ 67,792     $ 57,699

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Cautionary Statement

In addition to historical information contained herein, this document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. All statements included in this document regarding the Company's financial position, business strategy and plans, objectives for future operations, and industry conditions -- other than statements of historical facts -- are forward-looking statements. While these statements reflect the Company's reasonable assumptions, based upon management's beliefs and information currently available to it, EIS can give no assurance that such expectations will prove to be correct.

These statements are subject to certain risks, uncertainties, and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, technological change, product introductions and acceptance, distribution networks, changes in industry practices, one-time events, and other factors described herein (see "Business - Factors Affecting Future Results"). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, EIS may experience material fluctuations in its future quarterly and annual operating results that may vary materially from those described herein and that could materially and adversely affect its business, financial condition, operating results, and stock price. EIS does not intend to update these forward-looking statements.

Introduction

EIS International, Inc., together with its wholly owned subsidiaries (the "Company" or "EIS"), provides integrated systems, software, and services to businesses that use the telephone in organized campaigns to reach large target audiences. These solutions improve the productivity and effectiveness of call center (also known as "contact center") operations including campaign management, staffing and technology integration. EIS is a supplier of advanced technology for contact centers and a leading provider of such outbound and integrated inbound/outbound technology.

On February 29, 1996, EIS merged with Surefind Information, Inc. ("Surefind") of Pittsburgh, Pennsylvania. Surefind was a privately held corporation in the business of storing electronic data. EIS issued 505,685 shares of EIS common stock, $.01 par value, in exchange for all 2,826,467 shares of Surefind stock outstanding, as well as shares subject to options and warrants. This merger was accounted for by the pooling of interests method of accounting, and accordingly, the Company's consolidated financial statements have been restated for all periods prior to acquisition to include the results of operations, financial position, and cash flows of Surefind.

On March 1, 1996, EIS acquired all the issued and outstanding capital stock of Cybernetics Systems International Corp. ("Cybernetics"), a privately held company located in Coral Gables, Florida, for $22.8 million consisting of $9.3 million in cash and the remainder in shares of EIS common stock. Cybernetics specialized in computerized Workforce Management Systems for the contact center industry which are designed to aid in staff forecasting and scheduling. The acquisition of Cybernetics was accounted for by the purchase method of accounting, and accordingly, the acquired assets were recorded at their fair values, with the help of an appraiser, at the date of purchase, and the results of operations of EIS reflect those of Cybernetics from March 1, 1996, through June 30, 1998.

On September 1, 1996, EIS entered into an Asset Purchase Agreement with Pulse Technologies, Inc. ("Pulse"), a Virginia corporation, relating to the purchase of substantially all of the assets of Pulse for consideration consisting of the assumption of certain liabilities and the payment of (i) 44,993 shares of the Company's common stock, $.01 par value per share, having a value of approximately $820,000; (ii) $950,000 in cash; and (iii) five-year warrants to purchase 29,995 shares of EIS common stock at $18.23 per share. Pulse was a professional and technical services firm specializing in telecommunications consulting. The acquisition of Pulse was accounted for by the purchase method of accounting, and accordingly, the acquired assets have been recorded at their fair values, with the help of an appraiser, at the date of purchase, and the results of operations of EIS reflect those of Pulse from September 1, 1996.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


In connection with the Cybernetics and Pulse acquisitions, EIS acquired technology in process that had not achieved technological feasibility at the date of acquisition and had no alternative future uses. As a result, EIS has charged the fair value of such acquired technology in process against operations at the time of the acquisition.

As part of the refocus on the core business of EIS, as of December 31, 1996, EIS has discontinued the operations of Surefind (see "Discontinued Operations"). Accordingly the results of Surefind in 1995 and 1996 are shown as a loss on discontinued operations in the consolidated statements of operations for the respective periods.

On March 3, 1997, EIS announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus efforts on EIS' core business and to reduce costs. Under the Restructuring, Cybernetics' Fort Lauderdale, Florida, facility was closed and sublet, and Cybernetics began to concentrate on the development and marketing of Workforce Manager for Windows ("WMW"). During 1997, EIS also terminated Pulse's operations and integrated Pulse with EIS' core business. EIS also closed its corporate headquarters in Pittsburgh, Pennsylvania, and relocated its headquarters to the Herndon facility. Approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, EIS recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $0.5 million of other costs.

Effective June 30, 1998, EIS terminated Cybernetics' operations because of continuing losses and management's decision to focus on EIS' core business. In connection with the termination of operations of Cybernetics, EIS recorded restructuring charges of $543,000, comprised of $350,000 of severance payments and $193,000 of facilities, fixed asset disposal, and other costs.

During the second half of 1998, EIS took further action to cut expenses in response to the decline in revenue during 1998 as compared to 1997. These actions included staffing reductions in all areas of EIS and other expense control measures designed to significantly reduce expenses commensurate with recent trends in revenue.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


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


                                                                         Years Ended December 31,
                                                     ----------------------------------------------------------------
                                                               1996                  1997                 1998
                                                     --------------------- --------------------- --------------------
                                                           $          %          $          %         $          %
                                                     ----------- --------- ----------- --------- ----------  --------
Product and software sales                               73,848      77.2      59,017      68.9     32,743      55.7
Service and other                                        21,811      22.8      26,613      31.1     25,999      44.3
                                                     ----------- --------- ----------- --------- ----------  --------
  Net revenues                                           95,659     100.0      85,630     100.0     58,742     100.0
                                                     ----------- --------- ----------- --------- ----------  --------
Cost of product and software sold                        31,859      43.1      20,512      34.8     14,993      45.8
Provision for (recovery of) contract losses               4,967       6.7         ---       ---     (1,636)      ---
Cost of service and other                                13,133      60.2      14,737      55.4     13,894      53.4
                                                     ----------- --------- ----------- --------- ----------  --------
  Gross margin                                           45,700      47.8      50,381      58.8     31,491      53.6
                                                     ----------- --------- ----------- --------- ----------  --------
Research and development cost                            14,152      14.8      11,899      13.9      9,691      16.5
Sales, general and administrative                        42,341      44.3      34,842      40.7     25,534      43.5
Restructuring costs                                         ---       ---       2,877       3.4        543       0.9
Acquired technology in process                           18,245      19.1         ---       ---        ---       ---
Write-off of intangible assets                            8,058       8.4         ---       ---        ---       ---
                                                     ----------- --------- ----------- --------- ----------  --------
  Operating income (loss)                               (37,096)    (38.8)        763       0.9     (4,277)     (7.3)
                                                     ----------- --------- ----------- --------- ----------  --------
Other income, net                                         1,313       1.4       1,298       1.5      1,312       2.2
                                                     ----------- --------- ----------- --------- ----------  --------
  Income (loss) before income tax benefit (expense)     (35,783)    (37.4)      2,061       2.4     (2,965)     (5.0)
                                                     ----------- --------- ----------- --------- ----------  --------
Income tax benefit (expense)                              2,755       2.9        (816)     (1.0)      (121)     (0.2)
                                                     ----------- --------- ----------- --------- ----------  --------
  Income (loss) from continuing operations              (33,028)    (34.5)      1,245       1.5     (3,086)     (5.3)
                                                     ----------- --------- ----------- --------- ----------  --------
Discontinued operations                                  (5,528)     (5.8)        ---       ---        238       0.4
                                                     ----------- --------- ----------- --------- ----------  --------
Net income (loss)                                       (38,556)    (40.3)      1,245       1.5     (2,848)     (4.8)
                                                     =========== ========= =========== ========= ==========  ========


Net Revenues

Net revenues of $58.7 million during 1998 decreased $26.9 million (31%) from $85.6 million during 1997. Product and software revenues of $32.7 million during 1998 decreased $26.3 million (45%) from $59.0 million during 1997. The decrease in product and software revenue is primarily a result of continued slow demand due to excess capacity of outbound telemarketing service bureaus, which represent the largest portion of EIS' customer base. Also contributing to the decrease in product and software revenue was a lack of growth of new business in North America. All of EIS' products have been affected by this trend. Also contributing to the decrease in product and software revenue was the downsizing of Cybernetics during the first six months of 1998 and its final closure on June 30, 1998. These actions, necessary to eliminate ongoing losses attributable to Cybernetics, resulted in a $2.6 million decrease in product and software revenue during 1998 as compared to 1997. Finally, as discussed in note 2 to the accompanying financial statements, in October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). As a result of the adoption of SOP 97-2 on January 1, 1998, product and software revenue was $389,000 lower during 1998.

EIS has taken and is continuing to take actions with respect to its domestic and international sales, product development, and marketing activities to address the decline in product and software revenue. However, no assurance can be given that these actions will result in the stabilization or increase of product revenue.

Net revenues of $85.6 million during 1997 decreased $10.1 million (10%) from $95.7 million during 1996. Product and software sales revenue during 1997 decreased $14.8 million (20%), while service and other revenues increased $4.8 million

EIS International, Inc. and Subsidiaries
------------------------------------------------------


(22%), as compared to 1996. The decrease in product and software sales revenue is primarily a result of a decrease in sales of EIS' mature products, which were not offset by an increase in sales of its newer products, and a decrease in sales of the Company's wholly owned subsidiary, Cybernetics. Product and software sales in 1996 were negatively affected by an increase in the Company's allowance for sales returns ($1.3 million) and the Company's decision to take back a call processing system relating to a customer dispute ($2.2 million).

Service and other revenues of $26.0 million during 1998 decreased $600,000 (2%) from $26.6 million during 1997. That decline was primarily due to the downsizing and final closure of Cybernetics as discussed above and a decline in EIS' professional services revenues. Service and other revenues of $26.6 million during 1997 increased $4.8 million (22%) from $21.8 million during 1996. The increase in service and other revenues during 1997 as compared to 1996, was primarily due to expansion of the Company's customer base covered by service contracts and the expansion of its systems integration business.

EIS' systems and services are marketed in the United States and the United Kingdom by a direct sales force located in several regional offices in those areas. EIS also has distribution agreements with third-party distributors in France, Germany, Sweden, Italy, Spain, Mexico and Japan. During 1996, 1997, and 1998, EIS revenues outside North America were approximately 4%, 6%, and 9% of net revenues, respectively.


Cost of Revenues and Gross Margins

Cost of revenues consists of product costs, amortization of computer software costs, installation costs, customer support costs, and professional services costs. The overall gross margin was $45.7 million (47.8%) in 1996, $50.4 million (58.8%) in 1997, and $31.5 million (53.6%) in 1998. Included in the total gross margin was the recovery of provision for contract losses of $1.6 million during 1998. The recovery of provision for contract losses represents the reduction of an accrued expense recorded during the fourth quarter of 1996. This accrual represented management's estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics. During the first six months of 1998, Cybernetics completed work on certain contracts and resolved certain other contract obligations with its customers that resulted in the recovery of the provision for contract losses.

Gross margin on product and software sales was $37.0 million (50.1%) in 1996, $38.5 million (65.2%) in 1997, and $17.8 million (54.2%) in 1998. The decline in product and software gross margin dollars was directly attributable to the decline in product and software revenue. The decline in the gross margin percentage was primarily caused by staffing and other direct costs associated with product and software revenue during 1998 that did not decline in proportion to the decline in product and software revenue. The gross margin percentage was also affected by a higher volume of hardware upgrade sales at lower margins during 1998. Additionally, during the third quarter of 1998, EIS accelerated the amortization of certain capitalized software development costs, which were deemed not to have any further useful life (see "Research and Development Costs" below). The increase in gross margin on product and software sold as a percentage of product and software sales revenue during 1997 compared to 1996 is primarily due to four factors. First, the percentage of software sold with hardware declined by 16% during 1997, as compared to 1996, due to an increase in customers that purchased EIS software to be installed on existing hardware. Second, during 1996, EIS recorded a $5.0 million provision for costs associated with the completion and installation of products and the resolution of Cybernetics contract obligations, a $1.7 million inventory write-down, and increased hardware costs associated with a Cybernetics installation of $1.3 million. Third, the cost of product and software sold as a percentage of product and software sales revenue in 1996 was negatively affected by the lower revenue base used in the calculation as a result of the increased sales returns and allowance in 1996 as explained above under "Net Revenues." Fourth, staffing expenses included in the cost of product and software sold during 1997 decreased from the staffing expenses during 1996.

Gross margin on service and other revenue was $8.7 million (39.8%) in 1996, $11.9 million (44.6%) in 1997, and $12.1 million (46.6%) in 1998. Service and other costs were 53.4% of service and other revenues during 1998 compared to 55.4% in 1997 and 60.2% in 1996. The decrease in costs of service and other in 1998 was primarily attributable to a $1.4 million decrease in such costs of Cybernetics and a decrease in the cost of supplying parts under customer maintenance contracts as a result of management's efforts to improve this process. These decreases were partially offset by an increase in EIS customer support and professional services staffing and other overhead costs. The decrease in costs of service and other as a percentage of service and other revenues during 1997 is due primarily to expenditures incurred during the 1996

EIS International, Inc. and Subsidiaries
------------------------------------------------------


periods for building the infrastructure of the service organizations in advance of generating additional service revenue. The improvement in 1997 also resulted from a decline in the cost of supplying parts under customer maintenance agreements.

The Company's gross margin can be affected by a number of factors, including changes in sales volume, product mix, costs of product support and competitive pressures on pricing. Consequently, there can be no assurance that EIS will continue to sustain gross margins at previous levels.


Research and Development Costs

Research and development ("R&D") costs as a percentage of total revenues were 14.8% in 1996, 13.9% in 1997, and 16.5% in 1998. R&D costs as a percentage of total revenues increased due to the decline in total revenues as discussed above. R&D costs decreased $2.2 million to $9.7 million in 1998 as compared to $11.9 million in 1997. This decrease was primarily attributable to a $1.1 million decrease in R&D costs of Cybernetics and a decrease in EIS R&D internal and subcontract labor costs not associated with the Year 2000 Product Plan (see disclosures regarding "Year 2000 Issues" below). The reduction in EIS R&D labor costs was made in response to the reduction in total revenues discussed above as part of actions taken to prevent further losses during 1998. The decrease in R&D costs during 1998 compared to 1997 was also due to an increase in capitalized software development costs of $800,000. That increase was due to an increase in engineering resources and related costs during 1998 directed toward the completion of the Centenium XL product, which was released in September 1998, and the commencement of capitalizing software development costs associated with Contact Universal Exchange ("CUE") in 1998. CUE will act as a state-of-the-art technology designed to interconnect various contact center applications (switches, predictive dialing processes, databases, fulfillment applications, workflow management applications, and related technologies) to meet demand for a unified contact center technology infrastructure platform.

R&D costs decreased $2.3 million to $11.9 million during 1997 from $14.2 million during 1996. This decrease was primarily due to a decline in such costs incurred by Cybernetics and a decline in the use of subcontract software engineers.

EIS capitalizes certain software development costs relating to the enhancement of existing products and to the development of new products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Approximately $2.1 million, $1.1 million, and $1.9 million were capitalized during 1996, 1997, and 1998, respectively. The decrease in capitalized software development costs in 1997 as compared to both 1996 and 1998 was due to an increase in R&D costs directed towards R&D activities that did not qualify for capitalization under SFAS No. 86. Amortization of capitalized software development costs of $0.8 million, $1.4 million, and $1.8 million in 1996, 1997, and 1998, respectively, are included in cost of products sold. The increase in amortization of capitalized software development costs during 1998, as compared to 1997, was primarily a result of accelerating the amortization of certain software development costs that were deemed not to have any further useful life. The increase during 1997, as compared to 1996, was due to the commencement of amortization of a major Centenium release toward the end of 1996, resulting in a partial year of amortization expense in 1996 as compared to 1997 for this product.

EIS has a commitment to technological innovation. It believes that additional R&D costs will be required to maintain the Company's market position and that these costs may increase in absolute amounts in 1999.


Sales, General and Administrative Expense

Sales, general and administrative ("SG&A") expense decreased $9.3 million to $25.5 million during 1998 from $34.8 million during 1997. This decrease was caused by a 50% reduction in the number of SG&A employees as of December 31, 1998 as compared to December 31, 1997, along with the downsizing and closure of Cybernetics. The decrease is also due to a decrease in sales-related expenses, such as commissions, sales incentives, and travel, which decreased with the decline in product and software sales revenue as discussed above. SG&A expense decreased $7.5 million to $34.8 million during 1997 from $42.3 million during 1996. This decrease was primarily due to the fact that during the first quarter of 1997, in connection with the Restructuring as discussed above, EIS consolidated several of its administrative functions and facilities and downsized its Cybernetics and Pulse subsidiaries. Selling expenses also decreased along with the decrease in net revenues.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Restructuring Costs

On March 3, 1997, EIS announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus efforts on its core systems business and to reduce costs. Under the Restructuring, EIS downsized the operations of Cybernetics and closed and sublet its Fort Lauderdale, Florida, facility, focusing Cybernetics' development and marketing efforts primarily on the Workforce Manager product. EIS also terminated the separate operations of Pulse by consolidating the business of Pulse into EIS' core business operations. In addition, EIS closed the corporate headquarters in Pittsburgh, Pennsylvania, and relocated its corporate headquarters to its facility in Herndon, Virginia. Approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, EIS recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $500,000 of other costs.

Effective June 30, 1998, EIS terminated Cybernetics' operations because of continuing losses and management's decision to focus on EIS' core business. In connection with the termination of operations of Cybernetics, EIS recorded restructuring charges of $543,000, comprised of $350,000 of severance payments and $193,000 of facilities, fixed asset disposal, and other costs.

Acquired Technology  in Progress

The acquired technology in progress costs of $18.2 million incurred in 1996 reflect the fair value of the software products under development at Cybernetics and Pulse that had not achieved technological feasibility at the date of acquisition, had no alternative future uses, and were, therefore, charged against operations at the time of the acquisitions.

Write-down of Intangible Assets

In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," management performed a discounted cash flow analysis of Cybernetics' operations. As a result of this analysis, management concluded that a write-down of the intangible assets of Cybernetics from $8.1 million to zero was warranted.

Other Income, Net

Other income, net is primarily interest income resulting from the investment of excess cash and cash equivalents, along with interest generated from EIS' lease portfolio. Other income, net was $1.3 million in 1996, 1997 and 1998. An increase in interest income from investment of increased average cash and cash equivalent balances offset decreased interest income generated from EIS' declining lease portfolio in each of 1996, 1997, and 1998.

Discontinued Operations

On February 28, 1997, the Board of Directors of EIS resolved to discontinue the operations of Surefind. The decision to discontinue the operations of Surefind was made after it became apparent that a significantly higher than anticipated level of cash funding was needed to exploit Surefind's product.

Surefind incurred a net loss of approximately $3.7 million, net of a $1.6 million income tax benefit, in 1996 which is separately shown as a loss on discontinued operations in the accompanying consolidated statements of operations for the respective periods. In connection with the decision to discontinue the operations of Surefind, EIS recorded a $1.8 million estimated loss on the disposal of Surefind which includes a provision for anticipated operating losses prior to disposal. The loss on disposal, recorded in the fourth quarter of 1996, is shown net of a $1.1 million income tax benefit.

Income from discontinued operations recognized in 1998 is the remaining amount of an accrual no longer necessary as a result of resolution of obligations associated with the discontinuation of operations of Surefind.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Income Taxes

The Company's effective income tax expense (benefit) rate was (7.7)%, 39.6%, and 4.1% for 1996, 1997, and 1998, respectively. Income tax expense of $121,000 during 1998 was incurred as a result of certain state income taxes and foreign taxes arising from a foreign subsidiary. Also during 1998, EIS recognized a Federal tax benefit of approximately $1.8 million that was fully offset by an increase in EIS' income tax valuation allowance. The increase in the effective tax rate from 1996 to 1997 is primarily attributable to the 1996 losses incurred by EIS offset by the non-deductible charges related to the acquired technology in process and the write-down of intangible assets in 1996. Additionally, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, EIS established a valuation allowance to reduce the net deferred tax asset to a level that, more likely than not, would be realized when necessary. The valuation allowance was increased in 1996 by $4.0 million for the net operating loss carryforwards of Cybernetics and Surefind that were generated prior to EIS' ownership.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income of approximately $10 million over the next two years, management believes it is more likely than not that EIS will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998. However, if EIS is unable to meet its projections for future taxable income in the near term, the amount of the net deferred tax asset may be partially or fully reduced.


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

Impact on EIS. All EIS products will be or have been affected in some manner by Year 2000 issues. EIS has developed and is continuing the implementation of a plan (the "Year 2000 Product Plan") that makes necessary modifications to its products. The current total estimated cost to update those products is expected not to exceed $1.5 million. During 1998, EIS incurred $1,096,000 of costs associated with the Year 2000 Product Plan. No costs were incurred prior to 1998. These costs are included in research and development in the accompanying consolidated statements of operations. The Year 2000 Product Plan was substantially complete by the end of February 1999.

On July 30, 1998, EIS announced that a Year 2000-compliant release of its Call Processing System ("CPS") software was complete and available for sale. CPS is EIS' most widely used and sold software. EIS has also announced that its EIS Gateway, Outbound Call Manager (on certain hardware platforms), SmartAgent Manager, System 7000, and Centenium products are Year 2000 compliant. EIS has begun and is planning to continue to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers' software. Although EIS has substantially completed the Year 2000 Product Plan changes in all of its products, upgrading all customers' systems that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. EIS expects to continue to supplement its internal resources with subcontract labor to install Year 2000 upgrades on customer systems.

EIS has substantially completed the process of reviewing and estimating the cost of updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission-critical Internal Systems, including its financial systems, customer support, network, and desktop applications, are Year 2000 compliant. Although EIS could incur additional costs in this regard, EIS believes that those costs will not have a material effect on its operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has continued to investigate but has not identified any major vendor or distributor the failure of which to be Year 2000 compliant could cause any adverse impact on EIS. The most reasonably likely worst case scenario would include: (1) corruption of data contained in the Company's internal information systems, (2) hardware failure, and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, water and sewer, internet services, etc.).

EIS International, Inc. and Subsidiaries
------------------------------------------------------


EIS has not formulated any contingency plans in the event that its Internal Systems are not updated prior to the Year 2000 because the update process is substantially complete. EIS will continue to monitor the need for contingency plans with respect to its major vendors and distributors.


Liquidity and Capital Resources

EIS' working capital increased to $32.6 million at December 31, 1998, from $31.2 million at December 31, 1997. Cash, cash equivalents, and short-term investment balances increased $3.3 million to $28.2 million at December 31, 1998, from $24.9 million at December 31, 1997. The increase in cash, cash equivalents, and short-term investments primarily resulted from the $7.6 million of net cash provided by operating activities in 1998, as reflected in the accompanying consolidated statements of cash flows. Net cash of $2.2 million used in investing activities during 1998 primarily related to additions to property and equipment of $2.6 million for normal purchases and upgrades of internal computer hardware and software. Net cash from financing activities of $258,000 includes $745,000 from the sale of a portion of EIS' lease portfolio as further discussed below, and $803,000 in cash used to buy back 411,500 shares into treasury. On October 1, 1998, EIS announced that its Board of Directors authorized the repurchase of up to two million of the Company's common shares in the open market. During January 1999, EIS continued this program, purchasing 307,500 additional shares for $687,000.

Cash, cash equivalents, and short-term investment balances increased $10.1 million to $24.9 million at December 31, 1997, from $14.8 million at December 31, 1996. The increase in cash, cash equivalents, and short-term investments primarily resulted from the $14.6 million of net cash provided by operating activities in 1997, as reflected in the accompanying consolidated statements of cash flows. Net cash of $4.6 million used in investing activities during 1997 primarily related to additions to property and equipment of $4.8 million for leasehold improvements incurred during the consolidation of facilities, and ongoing upgrades of internal computer hardware and software.

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

EIS believes that its collection practices and terms of sale are consistent with practices in its industry. EIS generally receives a deposit upon order, a further payment upon installation, and a final payment on the sale generally within 60 to 120 days after shipment. EIS has, from time to time, offered extended payment terms and lease financing to its customers, and it intends to continue these practices under limited circumstances.

On March 29, 1996, a wholly owned subsidiary of EIS entered into a Purchase Agreement whereby a portion of its lease portfolio was sold to a financial institution for $5.2 million in cash. In July 1996 an additional portion of the Company's lease portfolio was sold under this agreement for $0.8 million in cash. In May 1998, EIS sold an additional portion of its lease portfolio to another financial institution for $0.7 million in cash. All leases sold under these agreements are subject to certain recourse provisions, and EIS is a guarantor to the Purchase Agreement. EIS has also entered into an agreement with another leasing company under which the leasing company will provide favorable lease financing for EIS customers, and in exchange, EIS is subject to certain limited recourse provisions for certain leases. EIS provides for potential losses on recourse in its allowance for doubtful accounts and sales returns. At December 31, 1998, approximately $7.0 million of leases subject to recourse are outstanding.

On September 2, 1998, EIS entered into a Loan Document Modification Agreement (the "New Loan Agreement"), which amended the terms and conditions under the previous line of credit. Under the New Loan Agreement, EIS may borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the bank's prime rate plus .50%. The New Loan Agreement is secured by substantially all assets of EIS and expires on September 8, 1999. There were no amounts outstanding under the New Loan Agreement as of December 31, 1998, and EIS was in compliance with all applicable covenants. Prior to the New Loan Agreement, EIS had a secured line of credit of $7 million with the same commercial bank under a commitment that expired in September 1998.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


EIS expects that its current cash balances and short-term investments, together with cash anticipated to be provided by operating activities, and amounts available under the New Loan Agreement, will be sufficient to fund its working capital requirements (including research and development and Year 2000-compliance costs) for the foreseeable future. However, the Company's ability to achieve that result will be affected by the amount of cash generated from operations and the pace that its available resources are utilized. Accordingly, EIS may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity. If additional funds are raised by issuing equity, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms, or at all.

EIS is party to various legal actions and claims arising in the ordinary course of its business. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of EIS, except for the shareholder lawsuit discussed above under Item 3 - "Legal Proceedings". EIS is currently not able to estimate the costs or a range of costs that may arise out of such shareholder lawsuit.

EIS has, from time to time, received notices of potential intellectual property infringement claims against it and is a defendant in one such case. See Item 3 - "Legal Proceedings." Based on the knowledge and the facts and, in certain cases, opinions of outside counsel, management believes the resolution of the existing claims will not have a material adverse effect on the consolidated financial position or results of operations of EIS.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

EIS does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.


Item 8.  Financial Statements and Supplementary Data

The financial statements required by this Item are included in the financial statements and schedules included herein under Item 14 and are incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


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

EIS International, Inc. and Subsidiaries
------------------------------------------------------


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Schedules, and Exhibits

     1.    EIS International, Inc. Consolidated Financial Statements

           Independent Auditors' Report
           Consolidated Balance Sheets as of December 31, 1997 and 1998 Consolidated Statements of Operations for the Years Ended
             December 31, 1996, 1997, and 1998
           Consolidated Statements of Stockholders' Equity for the Years Ended
             December 31, 1996, 1997, and 1998
           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1996, 1997, and 1998
           Notes to Consolidated Financial Statements

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

     4.4 Rights Agreement dated as of May 16, 1997, between the Registrant and BankBoston, NA, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 1 of EIS' Registration Statement on Form 8A dated May 28, 1997).

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

EIS International, Inc. and Subsidiaries
------------------------------------------------------


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

EIS International, Inc. and Subsidiaries
------------------------------------------------------


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

     10.33 Loan Document Modification Agreement No. 6; dated as of September 2, 1998, between EIS and Silicon Valley Bank.

     21.   Subsidiaries of the Registrant.

     23.1  Consent of KPMG LLP.

     27    Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Items 14(a) and (c) of this Report.

(b)  Current Reports on Form 8K.

     EIS did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 19, 1999                              EIS INTERNATIONAL, INC.



         By: /s/  James E. McGowan
         -------------------------------
         James E. McGowan
         President and
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive Officer:


/s/ James E. McGowan                                 March 19, 1999
-------------------------------------
President, Director and Chief
Executive Officer


Principal Financial and Accounting Officer:


/s/ Frederick C. Foley                               March 19, 1999
-------------------------------------
Frederick C. Foley
Senior Vice President, Finance,
Chief Financial Officer and Treasurer


Directors:


/s/ Robert J. Cresci                                  March 19, 1999
-------------------------------------
Robert J. Cresci


/s/ Robert M. Jesurum                                 March 19, 1999
-------------------------------------
Robert M. Jesurum


/s/ Kent M. Klineman                                  March 19, 1999
-------------------------------------
Kent M. Klineman


/s/ Charles W. McCall                                 March 19, 1999
-------------------------------------
Charles W. McCall


EIS International, Inc. and Subsidiaries
------------------------------------------------------


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
EIS International, Inc.:

We have audited the accompanying consolidated balance sheets of EIS International, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement Schedule II - Valuation and Qualifying Accounts, for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EIS International, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              /s/ KPMG LLP

McLean, Virginia
January 27, 1999

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Dollars in thousands, except per share amount)



                                                                                    December 31,
                                                                             ---------------------------
                                                                                1997           1998
                                                                             ------------   ------------
Assets
Current assets:
     Cash and cash equivalents                                                  $ 22,525        $28,194
     Short-term investments                                                        2,332            ---
     Accounts receivable, trade, less allowances for doubtful accounts
       and sales returns of $4,546 in 1997 and $3,513 in 1998                     13,979          8,727
     Current portion of installment and lease receivables                          1,674            857
     Inventories                                                                   5,160          3,751
     Current deferred income taxes                                                 3,448          2,446
     Refundable income taxes                                                         611            200
     Prepaids and other current assets                                               857            922
                                                                             ------------   ------------
         Total current assets                                                     50,586         45,097

Capitalized software development costs, net                                        4,372          4,454
Property and equipment, net                                                        7,842          5,896
Installment and lease receivables, less current portion                            1,254            402
Deferred income taxes                                                              2,206          1,421
Other assets                                                                       1,532            429
                                                                             ------------   ------------
         Total assets                                                           $ 67,792        $57,699
                                                                             ============   ============

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                                   $ 16,359        $ 9,487
     Deferred revenue                                                              2,983          3,058
                                                                             ------------   ------------
         Total current liabilities                                                19,342         12,545

Commitments and Contingencies (notes 4, 9, 10)
Stockholders' equity
     Common Stock, $.01 par value, 15,000,000
         shares authorized, issued 11,641,393 shares
         in 1997 and 11,734,585 shares in 1998                                       116            117
     Additional paid-in capital                                                   60,357         60,672
     Accumulated other comprehensive deficit                                        (326)          (287)
     Retained deficit                                                            (10,792)       (13,640)
     Treasury stock, at cost - 101,225 shares
         in 1997 and 512,725 in 1998                                                (905)        (1,708)
                                                                             ------------   ------------
         Total stockholders' equity                                               48,450         45,154
                                                                             ------------   ------------
         Total liabilities and stockholders' equity                             $ 67,792        $57,699
                                                                             ============   ============


          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)



                                                                           Years Ended December 31,
                                                                    ---------------------------------------
                                                                       1996         1997          1998
                                                                    -----------  ------------  ------------
Net revenues:
  Product and software                                                $ 73,848       $59,017       $32,743
  Service and other                                                     21,811        26,613        25,999
                                                                    -----------  ------------  ------------
                                                                        95,659        85,630        58,742
                                                                    -----------  ------------  ------------
Cost of revenues:
  Cost of product and software sold                                     31,859        20,512        14,993
  Provision for contract losses                                          4,967           ---        (1,636)
  Cost of service and other                                             13,133        14,737        13,894
                                                                    -----------  ------------  ------------
                                                                        49,959        35,249        27,251
                                                                    -----------  ------------  ------------
      Gross margin                                                      45,700        50,381        31,491
                                                                    -----------  ------------  ------------

Operating cost and expense:
  Research and development                                              14,152        11,899         9,691
  Sales, general and administrative                                     42,341        34,842        25,534
  Restructuring                                                            ---         2,877           543
  Acquired technology in process                                        18,245           ---           ---
  Write-off of intangible assets                                         8,058           ---           ---
                                                                    -----------  ------------  ------------
                                                                        82,796        49,618        35,768
                                                                    -----------  ------------  ------------
Operating income (loss)                                                (37,096)          763        (4,277)
  Other income, net                                                      1,313         1,298         1,312
                                                                    -----------  ------------  ------------
Income (loss) before income tax benefit (expense)                      (35,783)        2,061        (2,965)
  Income tax benefit (expense)                                           2,755          (816)         (121)
                                                                    -----------  ------------  ------------
Income (loss) from continuing operations                               (33,028)        1,245        (3,086)

Discontinued operations:
  Income (loss) on discontinued operations, net of tax benefit          (3,701)          ---           ---
  Loss on disposal of discontinued operations, net of tax benefit       (1,827)          ---           238
                                                                    -----------  ------------  ------------
Net income (loss)                                                      (38,556)        1,245        (2,848)
Other comprehensive income (loss):
  Foreign currency translation gain (loss)                                (175)         (130)           39
                                                                    -----------  ------------  ------------
Comprehensive income (loss)                                           $(38,731)      $ 1,115       $(2,809)
                                                                    -----------  ------------  ------------

Basic net income (loss) per share:
  Continuing operations                                               $  (3.09)      $  0.11       $ (0.27)
  Discontinued operations                                                (0.52)          ---          0.02
                                                                    -----------  ------------  ------------
  Basic net income (loss) per share                                   $  (3.61)      $  0.11       $ (0.25)
                                                                    ===========  ============  ============

Diluted net income (loss) per share:
  Continuing operations                                               $  (3.09)      $  0.11       $ (0.27)
  Discontinued operations                                                (0.52)          ---          0.02
                                                                    -----------  ------------  ------------
  Diluted net income (loss) per share                                 $  (3.61)      $  0.11       $ (0.25)
                                                                    ===========  ============  ============

Weighted average common and common equivalent shares:
  Basic                                                                 10,681        11,353        11,547
  Diluted                                                               10,681        11,605        11,547


          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)




                                  Common Stock        Additional     Accumulated      Retained                   Total
                             -----------------------   Paid-in       Other Compre-    Earnings    Treasury    Stockholders'
                                Shares       Amount    Capital       hensive Deficit  (Deficit)     Stock        Equity
                             ------------- ---------  -----------    ---------------  ----------  ---------   -------------
Balances, December 31, 1995     9,935,778      $ 99      $36,020          $ (21)      $ 26,519    $  (519)       $ 62,098
Sales under Employee
   Stock Purchase Plan             33,784         1          425            ---            ---        ---             426
Stock options exercised           571,307         5        4,581            ---            ---        ---           4,586
Exercise of stock warrants         92,730         1          322            ---            ---        ---             323
Purchase of treasury stock            ---       ---          ---            ---            ---       (386)           (386)
Issuance of common stock
   in connection with
   Cybernetics acquisition        494,660         5       13,476            ---            ---        ---          13,481
Issuance of common stock
   in connection with
   Pulse acquisition               44,993         1          820            ---            ---        ---             821
Tax benefits of stock
   options exercised                  ---       ---        2,624            ---            ---        ---           2,624
Foreign currency translation
   adjustments                        ---       ---          ---           (175)           ---        ---            (175)
Net loss                              ---       ---          ---            ---        (38,556)       ---         (38,556)
                             ------------- ---------  -----------    -----------    -----------  ---------    ------------

Balances, December 31, 1996    11,173,252       112       58,268           (196)       (12,037)      (905)         45,242
Sales under Employee
   Stock Purchase Plan             17,152       ---           96            ---            ---        ---              96
Stock options exercised           450,989         4        1,362            ---            ---        ---           1,366
Tax benefit from stock
   options exercised                  ---       ---          631            ---            ---        ---             631
Foreign currency translation
   adjustments                        ---       ---          ---           (130)           ---        ---            (130)
Net income                            ---       ---          ---            ---          1,245        ---           1,245
                             ------------- ---------  -----------    -----------    -----------  ---------    ------------

Balances, December 31, 1997    11,641,393       116       60,357           (326)       (10,792)      (905)         48,450
Sales under Employee
   Stock Purchase Plan             40,668         1          231            ---            ---        ---             232
Stock options exercised            23,509       ---           43            ---            ---        ---              43
Exercise of stock warrants         29,015       ---           41            ---            ---        ---              41
Purchase of treasury stock            ---       ---          ---            ---            ---       (803)           (803)
Foreign currency translation
   adjustments                        ---       ---          ---             39            ---        ---              39
Net loss                              ---       ---          ---            ---         (2,848)       ---          (2,848)
                             ------------- ---------  -----------    -----------    -----------  ---------    ------------

Balances, December 31, 1998    11,734,585      $117      $60,672          $(287)      $(13,640)   $(1,708)       $ 45,154
                             ============= =========  ===========    ===========    ===========  =========    ============


          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                                  Years Ended December 31,
                                                                             ------------------------------------
                                                                                1996         1997        1998
                                                                             -----------  ----------- -----------
Cash flows from operating activities:
  Net income (loss) from continuing operations                                 $(33,028)     $ 1,245     $(2,848)
  Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities:
        Provision for doubtful accounts and sales returns                         8,281        3,010       3,259
        Write-off of acquired technology in process                              18,245          ---         ---
        Write-off of intangible assets                                            8,058          ---         ---
        Provision for (recovery of) contract losses                               2,722          ---      (1,636)
        Depreciation and amortization                                             5,694        6,999       6,918
        Deferred income taxes                                                    (5,732)       1,155       1,787
Change in assets and liabilities:
        Accounts receivable, trade                                                1,569        4,345       1,993
        Installment and lease receivables                                          (677)       1,549         924
        Inventories                                                                 (51)       2,572       1,409
        Refundable income taxes                                                  (2,450)       1,839         411
        Accounts payable and accrued liabilities                                 (1,249)      (3,386)     (5,236)
        Deferred revenue                                                         (1,292)      (2,700)         75
        Other                                                                     1,995          115         543
                                                                             -----------  ----------- -----------
  Net cash provided by continuing operations                                      2,085       16,743       7,599
  Cash used in discontinued operations                                           (5,249)      (2,140)        ---
                                                                             -----------  ----------- -----------
Net cash provided by (used in) operating activities                              (3,164)      14,603       7,599
                                                                             -----------  ----------- -----------
Cash flows from investing activities:
        Additions to property and equipment                                      (5,013)      (4,829)     (2,640)
        Purchase of short-term investments                                       (3,660)      (3,170)        ---
        Sale of short-term investments                                              ---        4,498       2,332
        Increase in capitalized software costs                                   (2,119)      (1,138)     (1,880)
        Purchase of businesses, net of cash acquired                             (6,963)         ---         ---
                                                                             -----------  ----------- -----------
Net cash used in investing activities                                           (17,755)      (4,639)     (2,188)
                                                                             -----------  ----------- -----------
Cash flows from financing activities:
        Sales of lease portfolio                                                  6,000          ---         745
        Proceeds from exercise of stock options and warrants                      5,335        1,462         316
        Purchase of treasury stock                                                 (386)         ---        (803)
                                                                             -----------  ----------- -----------
Net cash provided by financing activities                                        10,949        1,462         258
                                                                             -----------  ----------- -----------
Net increase (decrease) in cash and cash equivalents                             (9,970)      11,426       5,669
Cash and cash equivalents at beginning of period                                 21,069       11,099      22,525
                                                                             -----------  ----------- -----------
Cash and cash equivalents at end of period                                     $ 11,099      $22,525     $28,194
                                                                             ===========  =========== ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                               $     32      $    36     $    71
        Income taxes                                                                584          167         367



          See accompanying notes to consolidated financial statements.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Notes to Consolidated Financial Statements


(1)    The Company

EIS International, Inc., together with its wholly owned subsidiaries (the "Company" or "EIS"), provides integrated systems, software, and services to businesses that use the telephone in organized campaigns to reach large target audiences. These solutions improve the productivity and effectiveness of call center (also known as "contact center") operations including campaign management, staffing, and technology integration. EIS is a supplier of advanced contact center technology and a leading provider of outbound and integrated inbound/outbound contact center technologies.


(2)    Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of EIS International, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


Cash and Cash Equivalents

Cash equivalents are highly liquid investments consisting mainly of commercial paper placed with a financial institution with original maturities of three months or less at the date of acquisition.


Short-Term Investments

EIS may invest cash in excess of current operating requirements primarily in corporate debt obligations and U.S. government securities. Such investments generally have original maturities of less than one year and yield interest at prevailing interest rates at the time of acquisition.

Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," EIS classifies its investments as available-for-sale and carries its investments at fair value. Any unrealized holding appreciation or depreciation is credited or charged to a separate component of stockholders' equity until realized. At December 31, 1997, the fair value of short-term investments approximated cost.


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


Capitalized Software Development Costs

The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Amortization of capitalized software development costs, included in cost of product and software sold, begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future

EIS International, Inc. and Subsidiaries
------------------------------------------------------


gross revenues for the product, or (b) the straight-line method over a period not to exceed three years. Amortization expense was $816,000, $1,384,000, and $1,798,000 in 1996, 1997, and 1998. Accumulated amortization at December 31, 1997 and 1998, was $5,906,000 and $7,704,000, respectively.


Research and Development

Expenditures for research, development, and engineering of products and manufacturing processes are expensed as incurred.


Revenue Recognition

In October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supercedes Statement of Position 91-1 "Software Revenue Recognition." SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. As a result of the adoption of SOP 97-2 on January 1, 1998, product and software revenue was $389,000 lower during 1998.

In accordance with SOP 97-2, revenue is recognized on system sales and software licenses when the products are shipped, there is an executed license agreement, the price is fixed, and collection of the resulting receivable is deemed probable. Due to EIS' changing experience with respect to the Company's more technologically advanced Centenium product line, effective October 1996, revenue related to Centenium sales is recognized upon customer acceptance after installation.

Revenue from long-term professional services contracts is recognized on the percentage-of-completion method with progress to completion based on achievement of contract milestones. Revisions in profit estimates are reflected in the year in which the facts, which require the revision, become known, and any estimated losses and other future costs are accrued in full.

Revenues from the sale of systems under installment contracts and from sales-type leases are recognized at the time of sale or at the inception of the lease, respectively. Revenues from equipment under operating leases are recognized over the lease term. Revenues related to maintenance contracts are recognized over the term of the maintenance contract.

Cost of product sold includes material cost, software and hardware installation, customer-training costs, amortization of capitalized software costs and warranty expense. Cost of services and other includes maintenance costs, consisting primarily of post-contract support costs.


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


Concentration of Credit Risk

EIS sells its products primarily to customers in the United States and to a lesser extent overseas. Credit evaluations are done on all new customers and periodically evaluated for existing customers. EIS generally requires a percentage of the sales value of a product in cash prior to shipment. EIS establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, general economic conditions and other information. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

There were no individual customers who represented greater than 10% of net revenues in 1996, 1997, or 1998. Three customers represented the majority of the short-term and long-term lease receivables as of December 31, 1997 and 1998. No individual customer represented more than 5% of gross trade accounts receivable at December 31, 1997 and 1998.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred asset reflects management's estimate of the amount that will be realized (see note 7).


Earnings (Loss) Per Share

Earnings (loss) per share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 1997, the computation of diluted earnings per share include the assumed exercise of dilutive stock options and warrants computed using the treasury stock method. For the years ended December 31, 1996 and 1998, the assumed exercise of stock options and warrants has not been included in the calculation as they would be anti-dilutive in the loss per share. There were no significant options to purchase common stock that were not included in the 1997 EPS calculation.

A reconciliation of the numerators and denominators of the basic and diluted EPS for the years ended December 31, 1996, 1997, and 1998, is provided below (in thousands, except per share amounts):



                                                   For the Year Ended December 31,
                                               --------------------------------------
                                                   1996         1997         1998
                                               ------------ ------------ ------------
Numerator
----------------------------------------------
Income (loss) from continuing operations          $(33,028)     $ 1,245      $(3,086)
                                               ============ ============ ============

Denominator
----------------------------------------------
Basic
Weighted average shares outstanding                 10,681       11,353       11,547

Diluted
Dilutive effect of stock options and warrants          ---          252          ---
                                               ------------ ------------ ------------
                                                    10,681       11,605       11,547
                                               ============ ============ ============
EPS
----------------------------------------------
Basic                                             $  (3.09)     $  0.11      $ (0.27)
Diluted                                              (3.09)        0.11        (0.27)



Fair Value of Financial Instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, installment and lease receivables, and accounts payable, reported in the consolidated balance sheets, equal or approximate fair values.


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

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

EIS adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations. However, during the fourth quarter of 1996, in accordance with the Statement, EIS recorded a charge of $8.1 million to reflect the impairment of certain intangible assets (see note 11).


Stock Option Plans

EIS accounts for its stock option plans and employee stock purchase plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, EIS adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied (see note 8).


New Accounting Pronouncements

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. EIS adopted SFAS No. 130 effective as of January 1, 1998.

In June 1997, FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the year ending December 31, 1998. SFAS No. 131 requires companies to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The adoption of SFAS No. 131 had no impact on the Company's financial statements.


Reclassifications

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


(3)    Business Combinations

On February 29, 1996, EIS merged with Surefind Information, Inc. ("Surefind") of Pittsburgh, Pennsylvania. Surefind was a privately held corporation in the business of storing electronic data. EIS issued 505,685 shares of EIS common stock, $.01 par value, in exchange for all 2,826,467 shares of Surefind stock outstanding and subject to options and warrants. EIS agreed to assume all outstanding Surefind options and warrants, which represent the right to purchase 43,892 shares of EIS common stock. This merger was accounted for by the pooling of interests method of accounting and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to acquisition to include the results of operations, financial position, and cash flows of Surefind. On February 28, 1997, the Board of Directors of EIS resolved to discontinue the operations of Surefind. Accordingly, the results of Surefind in 1996 are shown as a loss on discontinued operations in the consolidated statements of operations.

Income from discontinued operations recognized in 1998 is the remaining amount of an accrual no longer necessary as a result of resolution of obligations associated with the discontinuation of operations of Surefind.

On March 1, 1996, EIS acquired all the issued and outstanding capital stock of Cybernetics Systems International Corp. ("Cybernetics"), a privately held company located in Coral Gables, Florida, for $22.8 million consisting of $9.3 million

EIS International, Inc. and Subsidiaries
------------------------------------------------------


in cash, 494,660 shares of EIS common stock, and 321,270 of options and warrants to acquire EIS common stock. Cybernetics specialized in computerized Workforce Management Systems for the contact center industry, which are designed to aid in staff forecasting and scheduling. The acquisition of Cybernetics was accounted for by the purchase method of accounting, and accordingly, the acquired assets and liabilities have been recorded at their fair values, with the help of an appraiser, at the date of purchase, and the results of operations of EIS reflect those of Cybernetics from March 1, 1996. In addition, EIS recorded a $16.9 million charge for acquired technology in process. Intangible assets of approximately $9.8 million were recorded as a result of this transaction, which were subsequently written-off (see notes 11 and 12).

On September 1, 1996, EIS entered into an Asset Purchase Agreement with Pulse Technologies, Inc. ("Pulse"), a Virginia corporation, relating to the purchase of substantially all of the assets of Pulse for consideration consisting of the assumption of certain liabilities and the payment of (i) 44,993 shares of the Company's common stock, $.01 par value per share, having a value of approximately $820,000; (ii) $950,000 in cash; and (iii) five-year warrants to purchase 29,995 shares of EIS common stock at $18.23 per share. Pulse was a professional and technical service firm specializing in telecommunications consulting. The acquisition of Pulse was accounted for by the purchase method of accounting, and accordingly, the acquired assets have been recorded at their fair values, with the help of an appraiser, at the date of the purchase, and the results of operations of EIS reflect those of Pulse from September 1, 1996. EIS recorded a $1.3 million charge for acquired technology in process.

The Cybernetics and Pulse acquisitions resulted in cash outflow of $10.1 million offset by cash acquired of $3.1 million.

The following unaudited pro-forma financial information shows the results of operations for 1996 (in thousands, except per share data) as though the acquisition of Cybernetics and Pulse had occurred as of January 1, 1996. In addition to combining the historical results of operations of the companies, the pro-forma calculations include: the amortization of the intangible assets acquired; and the adjustment to income taxes to reflect the effective income tax rate assumed for EIS on a combined basis for each pro-forma period presented and excludes the write-off of the acquired technology in process of $18.2 million, as such charge is non-recurring and unusual and relates directly to the acquisitions.



                                                   1996
                                               -----------
Net revenues                                     $ 97,168
Net income (loss)                                 (22,202)
Diluted earnings (loss) per share                   (2.08)

EIS International, Inc. and Subsidiaries
------------------------------------------------------


(4)    Installment and Lease Receivables

The present value of future installment and lease receivables payments to be received as of December 31, 1997 and 1998, are as follows (in thousands):



                                              1997       1998
                                           ----------  ---------
1998                                          $2,048     $  ---
1999                                           1,133        977
2000                                             220        287
2001                                              36        167
                                           ----------  ---------
                                               3,437      1,431
Less amounts representing interest at
  rates up to 20.0%                              509        172
                                           ----------  ---------
Present value of receivables                   2,928      1,259
Less current portion                           1,674        857
                                           ----------  ---------
                                              $1,254     $  402
                                           ==========  =========


On March 29, 1996, a wholly owned subsidiary of EIS entered into a Purchase Agreement whereby a portion of its lease portfolio was sold to a financial institution for $5.2 million in cash. In July 1996, an additional portion of the Company's lease portfolio was sold under this agreement for $0.8 million in cash. In May 1998, EIS sold an additional portion of its lease portfolio to another financial institution for $0.7 million in cash. All leases sold under these agreements are subject to certain recourse provisions and EIS is a guarantor to the Purchase Agreement. EIS has also entered into an agreement with another leasing company under which the leasing company will provide favorable lease financing for EIS customers, and in exchange, EIS is subject to certain limited recourse provisions for certain leases. EIS provides for potential losses on recourse in its allowance for doubtful accounts and sales returns. At December 31, 1998, approximately $7.0 million of leases subject to recourse are outstanding.


(5)    Property and Equipment

Property and equipment consists of the following at December 31, 1997 and 1998 (in thousands):



                                           1997         1998
                                        -----------   ----------
Furniture and fixtures                    $  1,845     $  1,842
Machinery and equipment                     17,532       12,938
Leasehold improvements                       2,738        2,507
                                        -----------   ----------
                                            22,115       17,287
Less accumulated depreciation
  and amortization                         (14,273)     (11,391)
                                        -----------   ----------
                                          $  7,842     $  5,896
                                        ===========   ==========


Depreciation and amortization of property and equipment amounted to $4,343,000, $4,724,000, and $4,446,000 in 1996, 1997, and 1998, respectively.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


(6)    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following at December 31, 1997 and 1998 (in thousands):


                                                     1997        1998
                                                  ----------   ---------
Accounts payable, trade                             $ 5,529      $2,998
Accrued compensation and benefits                     2,566       1,114
Loss provision on uncompleted contracts               1,920         250
Customer deposits                                     1,393       1,335
Other accrued liabilities                             4,951       3,790
                                                  ----------   ---------
                                                    $16,359      $9,487
                                                  ==========   =========


(7)    Income Taxes

Income tax expense (benefit) from continuing operations consists of the following (in thousands):



                   Years Ended December 31,
              ----------------------------------
                1996        1997         1998
              ----------  ----------  ----------
Current:
  Federal       $ 2,605     $ (288)    $(1,766)
  State             372        (51)        100
              ----------  ---------  ----------
                  2,977       (339)     (1,666)
Deferred:
  Federal        (5,015)     1,028       1,787
  State            (717)       127         ---
              ----------  ---------  ----------
                 (5,732)     1,155       1,787
              ----------  ---------  ----------
Total           $(2,755)    $  816     $   121
              ==========  =========  ==========


The effective income tax expense (benefit) rate attributable to income (loss) from continuing operations for the years ended December 31, 1996, 1997, and 1998 differed from the Federal corporate statutory rate due to the following:



                                                 Years Ended December 31,
                                                --------------------------
                                                 1996       1997     1998
                                                -------    ------   ------
Federal corporate statutory rate                  (35)%      34%     (34)%
State income taxes, net of Federal benefit         (1)        2        2
Acquired technology in process                     18       ---      ---
Write-down of intangible assets                     8       ---      ---
Research and development tax credits              ---       ---      ---
Increase (decrease) in valuation allowance          3         8       33
Other, net                                         (1)       (4)       3
                                                ------    ------   ------
                                                   (8)%      40%       4%
                                                ======    ======   ======

EIS International, Inc. and Subsidiaries
------------------------------------------------------


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):



                                                                   December 31,
                                                             -----------------------
                                                                 1997        1998
                                                             -----------  ----------
Deferred Tax Assets
Net operating loss and tax credit carryforwards                 $ 7,620     $ 9,961
Accounts receivable, principally due to allowances
  for doubtful accounts and sales returns                         1,889       1,382
Inventories, principally due to reserves for obsolescence           838       1,064
Discontinued operations                                             526         ---
Property and equipment, principally due to
  differences in depreciation methods                               498         562
Other                                                               195         200
                                                             -----------  ----------
Total gross deferred tax assets                                  11,566      13,169
Less: valuation allowance                                        (4,181)     (7,538)
                                                             -----------  ----------
Total deferred tax assets                                         7,385       5,631
Deferred Tax Liability
Capitalized software development costs                           (1,731)     (1,764)
                                                             -----------  ----------
Net deferred tax assets                                           5,654       3,867
Less:  current deferred tax assets                                3,448       2,446
                                                             -----------  ----------
Non-current deferred tax assets                                 $ 2,206     $ 1,421
                                                             ===========  ==========


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income of approximately $10 million over the next two years, management believes it is more likely than not that EIS will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998. However, if EIS is unable to meet its projections for future taxable income in the near term, the amount of the net deferred tax asset may be partially or fully reduced.

At December 31, 1998, EIS has net operating loss carryforwards of $23.4 million available to reduce future Federal and state taxes that expire in the years 2004 through 2018. The use of approximately $6 million of these carryforwards is restricted to the future taxable income of the EIS parent company, excluding wholly owned subsidiaries.


(8)    Stockholders' Equity

(a) Merger and Acquisition

On February 29, 1996, EIS issued 505,685 shares of its common stock in connection with its merger with Surefind and reserved an additional 43,892 shares for issuance upon exercise of outstanding stock options and stock warrants of Surefind. On March 1, 1996, EIS issued 494,660 shares of its common stock in connection with its acquisition of Cybernetics and reserved an additional 321,270 shares for issuance upon exercise of outstanding stock options and stock warrants of Cybernetics. On September 1, 1996, EIS issued 44,993 shares of its common stock and warrants to acquire 29,995 shares of its common stock in connection with its purchase of Pulse.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


(b) Stock Options

Incentive and Non-Incentive Stock Options

EIS has various stock option plans (the "Plans"), under which incentive stock options ("ISO's") and non-incentive stock options ("Non-ISO's") may be granted. Pursuant to the Plans, 3,133,371 shares of common stock may be granted and the same number of shares has been reserved for such issuance. That amount includes 500,000 options made available for grant under the 1998 Stock Incentive Plan approved by EIS shareholders on April 28, 1998. The Board of Directors has the authority to determine the number, terms and type of stock options to be granted. The exercise price of all options granted under the Plans cannot be less than the fair market value at the date of grant.

Generally, options granted under the Plans vest 25% beginning one year from date of grant and 25% on each anniversary of the grant date thereafter. Additionally, options expire not later than 10 years from date of grant (five years if the optionee is a principal shareholder).

Stock option activity during the periods indicated is as follows:



                                    ISO'S                          Non-ISO'S
                        --------------------------------  --------------------------------
                           Number of    Weighted-Average   Number of    Weighted-Average
                            Shares       Exercise Price     Shares       Exercise Price
                        -------------  -----------------  ------------  ------------------
Outstanding,
   December 31, 1995         852,886            $ 9.81       629,458            $ 6.74
      Granted                514,498             12.77       479,279              9.96
      Exercised             (318,637)             7.39      (192,670)             7.75
      Forfeited             (278,901)            15.29      (180,855)            15.05
                        -------------  ----------------   -----------   ---------------
Outstanding,
   December 31, 1996         769,846             11.16       735,212              6.53
      Granted                577,279              5.67       181,634              5.55
      Exercised              (60,962)             7.25      (390,027)             2.38
      Forfeited             (667,158)            11.41      (305,852)            11.99
                        -------------  ----------------   -----------   ---------------
Outstanding,
   December 31, 1997         619,005              6.12       220,967              5.51
      Granted                482,314              4.93        25,486              6.45
      Exercised               (8,506)             5.00       (15,000)             0.40
      Forfeited             (384,872)             6.28       (29,748)             8.20
                        -------------  ----------------   -----------   ---------------
Outstanding,
   December 31, 1998         707,941            $ 5.34       201,705            $ 5.48
                        =============  ================   ===========   ===============


Non-Employee Director Stock Option Plan

On February 23, 1993, the Board of Directors approved a stock option plan for non-employee directors, which provided for the granting of 6,250 options to purchase the Company's common stock for each non-employee director annually, based on a fixed formula. EIS had reserved 200,000 shares for issuance under this plan. On December 21, 1993, the Board of Directors approved an amendment to the plan, which was approved by shareholders at the April 27, 1994, Annual Meeting, that increased the options available under the plan to 260,000 and provided for additional grants as follows. An aggregate of 30,000 options under the plan are available for each non-employee director, of which (i) 26,000 options would be immediately granted to each such director at the fair market value on December 21, 1993, with vesting of 6,500 options on each of February 23, 1994, February 23, 1995, February 23, 1996, and February 23, 1997, provided that each such person is a director on such dates; and (ii) 1,000 options under the plan would be granted to each non-employee director on February 23, 1994, February 23, 1995, February 23, 1996, and February 23, 1997, at the fair market value on the grant date provided that each such person is a director on such dates.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


On April 28, 1998, EIS shareholders approved amendments to the non-employee director stock option plan to increase the number of options available for grant by 50,000 and to provide for discretionary grants.

The following is a summary of the non-employee directors stock option plan transactions:



                                                       Price           Expiration
                                      Number         Per Share           Dates
                                    -----------   -----------------   -------------
Outstanding,
   December 31, 1995                   115,750      $ 8.63 - 14.56     2/03 - 2/05
      Granted                            4,000               16.88            2/06
      Exercised                            ---                 ---             ---
      Cancelled                            ---                 ---             ---
                                    -----------   -----------------   -------------
Outstanding,
   December 31, 1996                   119,750        8.63 - 16.88     2/03 - 2/06
      Granted                          204,500       5.00 - 5.9375     2/07 - 4/07
      Exercised                            ---                 ---             ---
      Cancelled                       (106,750)      9.25 - 16.875             ---
                                    -----------   -----------------   -------------
Outstanding,
  December 31, 1997                    217,500       5.00 - 12.375    12/03 - 4/07
      Granted                              ---                 ---             ---
      Exercised                            ---                 ---             ---
      Cancelled                            ---                 ---             ---
                                    -----------   -----------------   -------------
Outstanding,
  December 31, 1998                    217,500      $5.00 - 12.375    12/03 - 4/07
                                    ===========   =================   =============


The following table summarizes information about EIS' ISO, non-ISO, and non-employee director stock option plans:



                         Options Outstanding                                            Options Exercisable
                --------------------------------------------------------------  ------------------------------------
                    Number        Weighted-Average                                 Number
    Range        Outstanding          Remaining           Weighted-Average      Exercisable     Weighted-Average
  of Prices      at 12/31/98      Contractual Life         Exercise Price       at 12/31/98      Exercise Price
--------------- --------------- ---------------------- -----------------------  ------------- ----------------------
$0.96 - 1.37           261               0.8                  $ 1.15                 261            $ 1.15
 1.88 - 2.62        92,291               9.6                    1.97               2,291              2.62
 3.27 - 4.25       136,408               9.5                    4.13               1,008              4.04
 5.00 - 7.31       801,738               8.4                    5.41             180,276              5.15
 7.81 - 10.38       68,448               5.8                    8.72              49,698              8.89
12.38 - 12.38       28,000               4.1                   12.38              28,000             12.38
--------------- --------------- ---------------------- -----------------------  ------------- ----------------------
$0.96 - 12.38    1,127,146               8.3                  $ 5.34             261,534            $ 6.61


The number of ISO, non-ISO, and non-employee director options exercisable at December 31, 1997, was 134,009 with a weighted-average exercise price of $7.94.


Disclosure of Additional Stock Option Information

EIS applies APB Opinion No. 25 in accounting for its ISO, non-ISO, and non-employee director stock options plans and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had EIS determined compensation cost based on the fair value at the grant date for its stock

EIS International, Inc. and Subsidiaries
------------------------------------------------------


options under SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share data):



                                                             1996            1997            1998
                                                         -----------     -----------     -----------
Net income (loss) as reported                              $(38,556)         $1,245        $(2,848)
  Pro forma                                                 (42,561)            702         (4,096)
Net income (loss) per share as reported - Basic               (3.61)           0.11          (0.25)
Net income (loss) per share as reported - Diluted             (3.61)           0.11          (0.25)
  Pro forma - Basic                                           (3.98)           0.06          (0.35)
  Pro forma - Diluted                                         (3.98)           0.06          (0.35)


Pro forma amounts reflect only options granted in 1995 and years thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995, is not considered.

The fair value of the ISO, non-ISO, and non-employee stock options granted in 1996, 1997, and 1998 is estimated at grant date using the option pricing model with the following weighted average assumptions for 1998: expected dividend yield 0.0%, average risk-free interest rate of 5.3%, expected volatility of 61.3%, and expected life of five years; for 1997: expected dividend yield 0.0%, average risk-free interest rate of 5.8%, expected volatility of 59.1%, and expected life of five years; and for 1996: expected dividend yield of 0.0%, average risk-free interest rate of 6.4%, expected volatility of 47.4%, and an expected life of seven years. The weighted average grant date fair values of options granted in 1996, 1997, and 1998 was $11.80, $3.86, and $2.87,
respectively.


(c) Warrants

In connection with services performed by various other parties and the business combinations (see note 3), EIS has granted warrants to purchase common stock as follows:



                          Number of    Price Per      Expiration
                           Shares        Share          Dates
                        ------------ -------------  -------------
Outstanding,
   December 31, 1995        100,511   $6.55-11.50   10/96 - 7/99
      Granted               155,552    1.35-18.23   12/96 - 5/05
      Exercised             (92,730)   1.35-18.00   12/96 - 3/00
      Cancelled              (9,758)         7.94          10/96
                        ------------ -------------  -------------
Outstanding,
   December 31, 1996        153,575    1.35-18.23    2/98 - 5/05
      Granted                   ---           ---            ---
      Exercised                 ---           ---            ---
      Cancelled                 ---           ---            ---
                        ------------ -------------  -------------
Outstanding,
   December 31, 1997        153,575    1.35-18.23    2/98 - 5/05
      Granted                   ---           ---            ---
      Exercised             (29,015)  1.35 - 1.41   12/98 - 5/05
      Cancelled                (739)         1.41          12/98
                        ------------ -------------  -------------
Outstanding,
   December 31, 1998        123,821   $1.35-18.23    8/01 - 5/05
                        ============ =============  =============

EIS International, Inc. and Subsidiaries
------------------------------------------------------


(d) Employee Stock Purchase Plan

On February 23, 1993, the Board of Directors approved an employee stock purchase plan, which provides for the purchase of up to 300,000 shares of common stock by employees of EIS. During 1996, 1997, and 1998, 33,784, 17,152, and 40,668 shares were issued under this plan. Employees purchase shares under the plan at a price equal to 85% of either the fair market value when the employee entered the plan during each plan year, or the fair market value at the end of each plan year, whichever is lower. Compensation expense, under SFAS 123, associated with the issuance of the shares under this plan was not material in 1996, 1997 or 1998. As of December 31, 1998, there are 139,805 remaining shares available to purchase under this plan.


(e) Employee Savings Program

EIS maintains an Employee Savings Plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating U.S. employees may defer up to 20% of their pre-tax compensation, but not more than Internal Revenue Service limitations. EIS, at the discretion of the Board of Directors, may match the employee contributions. Current and prior EIS discretionary matches have been equal to 25% of each employee's elective deferral up to 5% of compensation, not to exceed $2,000 per individual. Such employer contributions vest equally over a four-year period. EIS recorded a $264,000, $204,000, and $116,000 expense for 1996, 1997, and
1998.


(9)    Commitments and Contingencies

Lease Obligations

EIS leases office facilities and equipment under noncancellable operating lease arrangements that expire at various dates. The future minimum annual payments for all noncancellable leases at December 31, 1998, follow (in thousands):



Year                   Amount
-----                ---------
1999                   $2,323
2000                    2,279
2001                    2,153
2002                      243
2003                       20
                     ---------
                       $7,018
                     =========


Rent expense on operating leases totaled $2,350,000 in 1996, $2,718,000 in 1997 and $1,973,000 in 1998.


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

Impact on EIS. All EIS products will be or have been affected in some manner by Year 2000 issues. EIS has developed and is continuing the implementation of a plan (the "Year 2000 Product Plan") that makes necessary modifications to its products. The current total estimated cost to update those products is expected not to exceed $1.5 million. During 1998, EIS incurred $1,096,000 of costs associated with the Year 2000 Product Plan. No costs were incurred prior to 1998. These costs are included in research and development in the accompanying consolidated statements of operations. The Year 2000 Product Plan was substantially complete by the end of February 1999.

On July 30, 1998, EIS announced that a Year 2000-compliant release of its Call Processing System ("CPS") software was complete and available for sale. CPS is EIS' most widely used and sold software. EIS has also announced that its EIS Gateway, Outbound Call Manager (on certain hardware platforms), SmartAgent Manager, System 7000, and

EIS International, Inc. and Subsidiaries
------------------------------------------------------


Centenium products are Year 2000 compliant. EIS has begun and is planning to continue to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers' software. Although EIS has substantially completed the Year 2000 Product Plan changes in all of its products, upgrading all customers' systems that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. EIS expects to continue to supplement its internal resources with subcontract labor to install Year 2000 upgrades on customer systems.

EIS has substantially completed the process of reviewing and estimating the cost of updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission-critical Internal Systems, including its financial systems, customer support, network, and desktop applications, are Year 2000 compliant. Although EIS could incur additional costs in this regard, EIS believes that those costs will not have a material effect on its operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has continued to investigate but has not identified any major vendor or distributor the failure of which to be Year 2000 compliant could cause any adverse impact on EIS. The most reasonably likely worst case scenario would include: (1) corruption of data contained in the Company's internal information systems, (2) hardware failure, and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, water and sewer, internet services, etc.). EIS has not formulated any contingency plans in the event that its Internal Systems are not updated prior to the Year 2000 because the update process is substantially complete. EIS will continue to monitor the need for contingency plans with respect to its major vendors and distributors.


Line of Credit

On September 2, 1998, EIS entered into a Loan Document Modification Agreement (the "New Loan Agreement") which amended the terms and conditions under the previous line of credit. Under the New Loan Agreement, EIS may borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the bank's prime rate plus .50%. The New Loan Agreement is secured by substantially all assets of EIS and expires on September 8, 1999. There were no amounts outstanding under the New Loan Agreement as of December 31, 1998, and EIS was in compliance with all applicable covenants. Prior to the New Loan Agreement, EIS had a secured line of credit of $7 million with the same commercial bank under a commitment that expired in September 1998.


(10)   Litigation

EIS and certain current and former officers of EIS were named as defendants in five securities lawsuits, each of which were filed during 1997 in the United States District Court for the District of Connecticut, allegedly on behalf of certain of the Company's shareholders. Each of those claims alleged securities fraud based upon certain alleged misleading representations regarding the Company's acquisition of Surefind and Cybernetics and their operations, each of which seek damages in an unspecified amount.

These lawsuits have been consolidated and a consolidated and amended class action complaint, In Re EIS International, Inc. Securities Litigation, was filed in the United States District Court for the District of Connecticut on April 29, 1998. EIS and various other defendants have retained counsel, the claims are being reviewed, and the lawsuit will be vigorously defended. On June 15, 1998, EIS and the other defendants filed a motion to dismiss the case. That motion is now fully briefed and awaiting possible oral argument and decision by the court, although no assurance can be given as to when a decision will be reached. EIS is currently not able to estimate the potential damages or costs or a range of potential damages or costs that may arise out of this case.

During the second quarter of 1998, EIS was informed that certain of its customers had received a patent infringement warning from Manufacturing Administration and Management Systems, Inc. ("MAMS") alleging that technology used by certain of EIS' customers infringed on a patent held by MAMS. MAMS filed an infringement action against certain of EIS' customers who received the infringement warning. Under EIS' contract with its customers, EIS is obligated to indemnify its customers against any such claim. EIS is currently not able to estimate the costs or a range of costs that may arise out of those indemnification obligations. EIS believes this infringement claim to be without merit, and will vigorously defend its patent rights. However, there can be no assurance that EIS will prevail in this matter, in which

EIS International, Inc. and Subsidiaries
------------------------------------------------------


case, there may be a material, negative impact on EIS' results of operations. EIS has filed suit against MAMS and one of its patent inventors requesting that the court rule that EIS' products do not infringe upon the patent held by MAMS.

EIS is also party to various other legal actions and claims arising in the ordinary course of its business. EIS believes it has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.


(11)   Write-Down of Intangible Assets

In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," management performed a discounted cash flow analysis of Cybernetics' operations. Management concluded that this analysis warranted a write-down of the intangible assets of Cybernetics of approximately $8.1 million to zero. This write-down is included in the consolidated statement of operations for the year ended December 31, 1996.


(12)   Discontinued Operations and Restructuring

On February 28, 1997, the Board of Directors of EIS resolved to discontinue the operations of Surefind. The decision to discontinue the operations of Surefind was made after it became apparent that a significantly higher than anticipated level of cash funding was needed to exploit Surefind's product.

Surefind incurred a net loss of approximately $3.7 million, net of a $1.6 million income tax benefit, in 1996, which is separately shown as a loss on discontinued operations in the accompanying consolidated statements of operations for the respective periods. In connection with the decision to discontinue the operations of Surefind, EIS recorded a $1.8 million estimated loss on the disposal of Surefind, which includes a provision for anticipated operating losses prior to disposal. The loss on disposal, recorded in the fourth quarter of 1996, is shown net of a $1.1 million income tax benefit.

Costs associated with completing the discontinuation of Surefind of $2.1 million and $0.5 million during 1997 and 1998, respectively, were charged against the loss provision accrued during 1996. Income from discontinued operations recognized in 1998 is the remaining amount of an accrual no longer necessary as a result of resolution of obligations associated with the discontinuation of operations of Surefind.

On March 3, 1997, EIS announced a restructuring and reorganization program (the "Restructuring"), the purpose of which was to refocus the Company's efforts on its core systems business and to reduce costs. In connection with the Restructuring, EIS downsized the operations of Cybernetics, closed and sublet its Fort Lauderdale, Florida, facility, focusing Cybernetics' development and marketing efforts primarily on its Workforce Manager product. In addition, EIS terminated the separate operations of Pulse, its Chantilly, Virginia-based integration services business, by consolidating the business of Pulse into the operations of the Company's core business. Furthermore, EIS closed its corporate headquarters in Pittsburgh, Pennsylvania, and relocated the corporate headquarters to its facility in Herndon. A total of approximately 110 employees were terminated as a result of the Restructuring. During the first quarter of 1997, in connection with the Restructuring, EIS recorded charges of $2.9 million, including $1.1 million of severance costs, $1.3 million of facilities leases and fixed asset disposal costs, and $0.5 million of other costs. As of December 31, 1997, there was a remaining Restructuring accrual of approximately $651,000 included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Costs associated with completing the Restructuring of $146,000 during 1998 were charged against the Restructuring accrual. As of December 31, 1998, the remaining Restructuring accrual of $505,000 represents future lease related costs.

Effective June 30, 1998, EIS terminated Cybernetics' operations because of continuing losses and management's decision to focus on EIS' core business. In connection with the termination of operations of Cybernetics, EIS recorded restructuring charges of $543,000, comprised of $350,000 of severance payments and $193,000 of facilities, fixed asset disposal, and other costs. There were no material accrued restructuring charges remaining as of December 31, 1998, relating to the termination of Cybernetics' operations.

EIS International, Inc. and Subsidiaries
------------------------------------------------------


(13)   Related Parties

During 1997, the President of EIS entered into a $100,000 loan agreement with Company. Under the agreement, interest accrues at the rate of 6% and quarterly amounts are forgiven and included as compensation to the President over the three-year term of the loan. If the President terminates prior to the end of the three-year term, the balance due at such time is to be repaid in full. As of December 31, 1997 and 1998, there was $74,584 and $41,875, respectively, outstanding under the loan.

EIS incurred expenses of $60,000, $80,000, and $83,000 during 1996, 1997, and 1998, respectively, in connection with legal and consulting services provided by a member of the Board of Directors.


(14)   Fourth Quarter Charges - 1996

During the fourth quarter 1996, EIS recorded the following charges, which are included in the accompanying 1996 consolidated statement of operations (in millions):



Item                                                       Amount
-----------------------------------------------------     --------
Continuing Operations:
  Provision for doubtful accounts and sales returns         $ 2.9
  Provision for losses on uncompleted contracts               5.0
  Write-down of intangible assets                             8.1
                                                          --------
  Total charges to continuing operations                     16.0
Discontinued Operations:
  Loss on disposal of Surefind, net of tax benefits           1.8
                                                          --------
  Total charges to operations                               $17.8
                                                          ========

EIS International, Inc. and Subsidiaries
------------------------------------------------------


                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1996, 1997, and 1998
                                 (In thousands)



                                                      Additions
                                                ----------------------
                                    Balance at  Charged to  Charged to                   Balance at
                                    Beginning   Costs and     Other                         End
Classification                       of Year    Expenses     Accounts    Deductions (a)   of Year
----------------------------------- ----------- ----------  ----------   --------------  ----------
1996
Allowances for doubtful accounts
   and sales returns                    $2,665     $4,781    $3,500 (b)      $(4,829)     $6,117
Allowances for inventory obsolescence      750      2,862       ---           (1,695)      1,917

1997
Allowances for doubtful accounts
   and sales returns                     6,117        837     2,173 (b)       (4,581)      4,546
Allowances for inventory obsolescence    1,917        ---       ---             (222)      1,695

1998
Allowances for doubtful accounts
   and sales returns                     4,546      1,180     2,079 (b)       (4,292)      3,513
Allowances for inventory obsolescence    1,695        133       ---              ---       1,828

-------------------------

(a)  Represents amounts written-off.
(b)  Amounts charged to sales returns & allowances (reduction of revenue).