Form 10-Q
period 1999-03-31
EIS INTERNATIONAL INC /DE/
filed 1999-05-14
CIK 32251

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
       [Mark One]

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                 EXCHANGE ACT OF 1934

        For the transition period from_________________to________________

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

                          -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of April 20, 1999: 10,914,360 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

               INDEX to Financial Statements Filed with Quarterly
                    Report of Registrant on Form 10-Q for the
                          Quarter Ended March 31, 1999
                                   (Unaudited)


         PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:                                                         Page
                                                                                                ----
         Unaudited Consolidated Balance Sheets as of December 31, 1998
         and March 31, 1999                                                                       3

         Unaudited Consolidated Statements of Operations
         for the three months ended March 31, 1998 and 1999                                       4

         Unaudited Consolidated Statements of Cash Flows
         for the three months ended March 31, 1998 and 1999                                       5

         Notes to Consolidated Financial Statements
         (unaudited)                                                                            6-8

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   9-15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     15

         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              16

         Item 2.  Changes in Securities                                              Not Applicable

         Item 3.  Defaults Upon Senior Securities                                    Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders                            17

         Item 5.  Other Information                                                  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K                                               17

         Signatures                                                                              18

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Dollars in thousands, except per share amount)

                                                                             December 31,    March 31,
                                                                                1998           1999
                                                                             ------------   ------------
Assets                                                                                       (Unaudited)
Current assets:

     Cash and cash equivalents                                                  $ 28,194       $ 25,975
     Accounts receivable, trade, less allowances for doubtful accounts
       and sales returns of $3,513 in 1998 and $3,042 in 1999                      8,727         11,422

     Current portion of installment and lease receivables                            857            845

     Inventories                                                                   3,751          3,947

     Current deferred income taxes                                                 2,446          2,029

     Prepaids and other current assets                                               922          1,112

     Refundable income taxes                                                         200            353
                                                                             ------------   ------------
         Total current assets                                                     45,097         45,683

Capitalized software development costs, net                                        4,454          4,148

Property and equipment, net                                                        5,896          5,235

Installment and lease receivables, less current portion                              402            424

Deferred income taxes                                                              1,421          1,421

Other assets                                                                         429            300
                                                                             ------------   ------------
                                                                             ------------   ------------
         Total assets                                                           $ 57,699       $ 57,211
                                                                             ------------   ------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                                    $ 9,487        $ 8,519
     Deferred revenue                                                              3,058          3,589
                                                                             ------------   ------------
         Total current liabilities                                                12,545         12,108


Commitments and Contingencies
Stockholders' equity
     Common Stock, $.01 par value, 15,000,000
         shares authorized, issued 11,734,585 shares
         in 1998 and 1999                                                            117            117

     Additional paid-in capital                                                   60,672         60,672

     Accumulated other comprehensive deficit                                       (287)          (273)

     Retained deficit                                                           (13,640)       (13,017)

     Treasury stock, at cost - 512,725 shares in 1998 and
         820,225 in 1999                                                         (1,708)        (2,396)
                                                                             ------------   ------------
         Total stockholders' equity                                               45,154        45,103
                                                                             ------------   ------------
         Total liabilities and stockholders' equity                             $ 57,699       $ 57,211
                                                                             ------------   ------------


     See accompanying notes to unaudited consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                           Three Months
                                                                           Ended March 31,
                                                                    -------------------------
                                                                       1998         1999
                                                                    -----------  ------------
Net revenues:
  Product and software                                                $ 11,607      $  7,328
  Service and other                                                      6,495         6,134
                                                                    -----------  ------------

                                                                        18,102        13,462
                                                                    -----------  ------------
Cost of revenues:
  Cost of product and software sold                                      4,550         3,656
  Recovery of provision for contract losses                              (886)         (250)
  Cost of service and other                                              3,390         2,896
                                                                    -----------  ------------
                                                                         7,054         6,302
                                                                    -----------  ------------
      Gross margin                                                      11,048         7,160
                                                                    -----------  ------------

Operating cost and expense:
  Research and development                                               2,553         1,947
  Sales, general and adminstrative                                       7,147         4,506
                                                                    -----------  ------------
                                                                         9,700         6,453
                                                                    -----------  ------------
Operating income                                                         1,348           707
  Other income, net                                                        331           333
                                                                    -----------  ------------
Income before income tax expense                                         1,679         1,040
  Income tax expense                                                     (660)         (417)
                                                                    -----------  ------------
                                                                    -----------  ------------
Net income                                                            $  1,019       $   623
                                                                    -----------  ------------

Basic income per share:                                               $   0.09      $   0.06
Diluted income per share:                                                 0.09          0.06

Weighted average common and common equivalent shares:
  Basic                                                                 11,546        10,874
  Diluted                                                               11,809        10,922


     See accompanying notes to unaudited consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                             -------------------------
                                                                                1998        1999
                                                                             ----------- ------------
Cash flows from operating activities:
    Net income                                                                  $ 1,019       $  623
    Adjustments to reconcile net income to
    net cash from operating activities:
        Provision for doubtful accounts and sales returns                           359          969
        Recovery of provision for contract losses                                  (886)        (250)
        Depreciation and amortization                                             1,732        1,513
        Deferred income taxes                                                       556          417
Change in assets and liabilities:
        Accounts receivable, trade                                               (4,303)      (3,664)
        Installment and lease receivables                                           306          (10)
        Inventories                                                                 164         (196)
        Refundable income taxes                                                      10         (153)
        Accounts payable and accrued liabilities                                 (1,539)        (718)
        Deferred revenue                                                          1,630          531
        Other                                                                       (93)        (183)
                                                                             ----------- ------------
  Net cash used in operations                                                    (1,045)      (1,121)

Cash flows from investing activities:
        Additions to property and equipment                                      (1,038)        (214)
        Sale of short-term investments                                            2,332           --
        Capitalized software development costs                                     (467)        (196)
                                                                             ----------- ------------
Net cash provided by (used in) investing activities                                 827         (410)
                                                                             ----------- ------------
Cash flows from financing activities:
        Proceeds from exercise of stock options and warrants                          8           --

        Purchase of treasury stock                                                   --         (688)
                                                                             ----------- ------------
Net cash provided by (used in) financing activities                                   8         (688)
                                                                             ----------- ------------
Net decrease in cash and cash equivalents                                          (210)      (2,219)
Cash and cash equivalents at beginning of period                                 22,525       28,194
                                                                             ----------- ------------
                                                                             ----------- ------------
Cash and cash equivalents at end of period                                     $ 22,315      $25,975
                                                                             ----------- ------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                                 $   15       $   14
        Income taxes                                                                 --          173



     See accompanying notes to unaudited consolidated financial statements.

EIS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)    Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1999, may not be indicative of the results for the full year.

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

(2)    Basis of Consolidation

The consolidated financial statements include the accounts of EIS International, Inc. and its wholly owned subsidiaries ("EIS" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)    New Pronouncements

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have an impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning after June 15, 1999. EIS believes that SFAS No. 133 will not have an impact on its financial statements.

In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 is effective for all transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 is not expected to have a material impact on the Company's financial statements.

(4)    Comprehensive Income

The schedule below reflects consolidated comprehensive income for the periods ended March 31, 1998 and 1999:

                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1998           1999
                                                                         -------------- -------------
Net income                                                                     $ 1,019         $ 623
Other comprehensive income:
     Foreign currency translation adjustment                                       124            14
                                                                         -------------- -------------
Comprehensive income                                                           $ 1,143         $ 637
                                                                         -------------- -------------


EIS has not recognized a tax effect relating to the accumulated foreign currency translation deficit since EIS is not expected to realize any tax benefit in the foreseeable future.

EIS International, Inc. and Subsidiaries

(5)    Earnings Per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 1998 and 1999, the computation of diluted earnings per share includes the assumed exercise of dilutive stock options and warrants.

A reconciliation of the numerators and denominators of the basic and diluted EPS for the quarters ended March 31, 1998 and 1999, is provided below (in thousands, except per share amounts):

                                                     FOR THE QUARTERS
                                                      ENDED MARCH 31,
                                               -------------------------
                                                  1998         1999
                                               ------------ ------------
Numerator
-----------------------------------------------
Net income                                         $ 1,019        $ 623
                                               ------------ ------------

DENOMINATOR
-----------------------------------------------
BASIC
Weighted average shares outstanding                 11,546       10,874

DILUTED
Dilutive effect of stock options and warrants          263           48
                                               ------------ ------------
                                               ------------ ------------
                                                    11,809       10,922
                                               ------------ ------------
EPS
-----------------------------------------------
Basic                                               $ 0.09       $ 0.06
Diluted                                               0.09         0.06


There were 1,171,466 and 1,134,160 stock options excluded from the calculation for the quarters ended March 31, 1998 and 1999, respectively, since the exercise price of such stock options was above the average fair market value of EIS' stock during each respective period.

(6)      Year 2000 Issues

Background. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects nearly all companies and organizations.

Impact on EIS. All EIS products will be or have been affected in some manner by Year 2000 issues. EIS has developed and is continuing the implementation of a plan (the "Year 2000 Product Plan") that makes necessary modifications to its products. The current total estimated cost to update those products is expected not to exceed $1.5 million. During 1998, EIS incurred $1.1 million of costs associated with the Year 2000 Product Plan. No costs were incurred prior to 1998. The Year 2000 Product Plan was substantially complete by the end of February 1999. There were no significant additional costs incurred during the first quarter of 1999.

EIS has announced that its Call Processing System(TM), EIS Gateway(TM), Outbound Call Manager (on certain hardware platforms), SmartAgent Manager(TM), System 7000, and Centenium(R) products are Year 2000 compliant. The current Year 2000 compliant release of EIS' Centenium software also incorporates other new features, and EIS is in the process of assisting customers with upgrade, training, installation and support efforts associated with this new release. EIS has begun and is planning to continue to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers' software. Although EIS has substantially completed the Year 2000 Product Plan changes in all of its products, upgrading all customers' systems that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. EIS expects to continue to supplement its internal resources with subcontract labor to install Year 2000 upgrades on customer systems.

EIS International, Inc. and Subsidiaries

EIS has substantially completed the process of reviewing and estimating the cost of updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission-critical Internal Systems, including its financial systems, customer support, network, and desktop applications, are Year 2000 compliant. Although EIS could incur additional costs in this regard, EIS believes that those costs will not have a material effect on its operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has continued to investigate but has not identified any major vendor or distributor, whose failure to be Year 2000 compliant could cause any adverse impact on EIS. The most reasonably likely worst case scenario would include: (1) corruption of data contained in the Company's internal information systems, (2) hardware failure, and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, water and sewer, internet services, etc.). EIS has not formulated any contingency plans in the event that its Internal Systems are not updated prior to the Year 2000 because the update process is substantially complete. EIS will continue to monitor the need for contingency plans with respect to its major vendors and distributors.

(7)    Recovery of Provision for Contract Losses

The recovery of provision for contract losses of $886,000 and $250,000 included in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 1998 and 1999, respectively, represents the reduction of an accrued expense recorded during the fourth quarter of 1996. This accrual represented management's estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics Systems International Corp. ("Cybernetics"). During the first quarter of 1998, Cybernetics completed work on certain contracts and resolved other contract obligations with certain of its customers that resulted in the recovery of the provision for contract losses during that period. During the first quarter of 1999, Cybernetics resolved certain other remaining contract obligations that resulted in the recovery of the provision for contract losses during that period. There was no accrual remaining for these losses as of March 31, 1999.

EIS International, Inc. and Subsidiaries

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Cautionary Statement

In addition to historical information contained herein, this document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. All statements included in this document regarding the Company's financial position, business strategy and plans, objectives for future operations, technical developments, Year 2000 compliance, and industry conditions -- other than statements of historical facts -- are forward-looking statements. While these statements reflect the Company's reasonable assumptions, based upon management's beliefs and information currently available to it, EIS can give no assurance that such expectations will prove to be correct.

These forward-looking statements are subject to certain risks, uncertainties, and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, technological change, product development, product introductions and acceptance, distribution networks, changes in industry practices, one-time events, and other factors described herein and under the heading "Factors Affecting Future Results" both in the Company's Annual Report on Form 10-K for the year ending December 31, 1998 and in this Quarterly Report on Form 10-Q. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, EIS may experience material fluctuations in its future quarterly and annual operating results that may vary materially from those described herein and that could materially and adversely affect its business, financial condition, operating results, and stock price. EIS does not intend to update these forward-looking statements.

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

                                                              Three Months Ended March 31,
                                                       ------------------------------------------
                                                                   1998                  1999
                                                       --------------------  --------------------
                                                           $          %          $          %
                                                       ----------  --------  ----------  --------
Product and software sales                                11,607      64.1       7,328      54.4
Service and other                                          6,495      35.9       6,134      45.6
                                                       ----------  --------  ----------  --------
  Net revenues                                            18,102     100.0      13,462     100.0
                                                       ----------  --------  ----------  --------
Cost of product and software sold                          4,550      39.2       3,656      49.9
Recovery of provision for contract losses                   (886)      ---        (250)      ---
Cost of service and other                                  3,390      52.2       2,896      47.2
                                                       ----------  --------  ----------  --------
  Gross margin                                            11,048      61.0       7,160      53.2
                                                       ----------  --------  ----------  --------
Research and development cost                              2,553      14.1       1,947      14.5
Sales, general and administrative                          7,147      39.5       4,506      33.5
                                                       ----------  --------  ----------  --------
  Operating income                                         1,348       7.4         707       5.3
Other income, net                                            331       1.8         333       2.5
                                                       ----------  --------  ----------  --------
  Income before income tax expense                         1,679       9.3       1,040       7.7
Income tax expense                                          (660)     (3.6)       (417)     (3.1)
                                                       ----------  --------  ----------  --------
                                                       ----------  --------  ----------  --------
Net income                                                 1,019       5.6         623       4.6
                                                       ----------  --------  ----------  --------

EIS International, Inc. and Subsidiaries

Net Revenues

Net revenues of $13.5 million in the first quarter ended March 31, 1999, decreased $4.6 million (25%) from $18.1 million in the first quarter ended March 31, 1998. Product and software sales revenues of $7.3 million in the first quarter ended March 31, 1999, decreased $4.3 million (37%) from $11.6 million of such revenue in the first quarter ended March 31, 1998. The decrease in product and software revenue is primarily a result of continued slow demand due to excess capacity of outbound telemarketing service bureaus, which represent the largest portion of EIS' customer base. Also contributing to the decrease in product and software revenue was a lack of growth of new business in North America. All of EIS' products have been affected by reduced demand. Also contributing to the decrease in product and software revenue was the closure of Cybernetics on June 30, 1998. This action, necessary to eliminate ongoing operating losses attributable to Cybernetics, resulted in a $119,000 decrease in product and software revenue during the first quarter of 1999 as compared to the first quarter of 1998.

EIS has taken and is continuing to take actions with respect to its domestic and international sales, product development, and marketing activities to address the decline in product and software revenue. During the first quarter of 1999, product and software revenue of $7.3 million increased $600,000 (9%) over product and software revenue of $6.7 million during the fourth quarter of 1998. However, no assurance can be given that these actions will continue to result in the stabilization or increase of product and software revenue.

Service and other revenue of $6.1 million in the first quarter ended March 31, 1999 decreased $400,000 (6%) from $6.5 million in the same period in 1998. The decrease in service and other revenues was primarily due to the closure of Cybernetics, as discussed above, which resulted in a decrease of $305,000 in service and other revenues during the first quarter of 1999 as compared to the first quarter of 1998.

Cost of Revenues and Gross Margins

Total gross margin was $7.2 million (53.2%) in the first quarter of 1999, compared to $11.0 million (61.0%) in the first quarter of 1998. The gross margin as a percentage of net revenues includes a recovery of provision for contract losses of $886,000 and $250,000 in the first quarters of 1998 and 1999, respectively. This recovery represents the reduction of an accrued expense recorded during the fourth quarter of 1996. This accrual represented management's estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics. During the first quarter of 1998, Cybernetics completed work on certain contracts and resolved other contract obligations with certain of its customers that resulted in the recovery of the provision for contract losses during that period. During the first quarter of 1999, Cybernetics resolved certain other remaining contract obligations that resulted in the recovery of the provision for contract losses during that period. There was no accrual remaining for these losses as of March 31, 1999.

Gross margin on product and software sales was $3.7 million (50.1%) in the first quarter of 1999, compared to $7.1 million (60.8%) in the first quarter of 1998. The decline in product and software gross margin dollars was directly attributable to the decline in product and software revenue. The decline in the gross margin percentage was primarily caused by a higher volume of hardware upgrade sales at lower margins during the first quarter of 1999 as compared to the same 1998 period. These upgrades are being sold to customers in connection with EIS' Year 2000 Product Plan to provide Year 2000 upgrades (see "Year 2000 Issues" below). The gross margin percentage was also affected by an increase of $156,000 in amortization of capitalized software development costs to $502,000 (7% of product and software sales) during the first quarter of 1999 as compared to $346,000 (3% of product and software sales) during the same 1998 period. The increase during the first quarter of 1999, as compared to the first quarter of 1998, was due to the commencement of amortization of a major Centenium release toward the end of 1998, resulting in a full quarter of amortization expense in the first quarter of 1999 for this release.

Gross margin on service and other revenue was $3.2 million (52.8%) in the first quarter of 1999, compared to $3.1 million (47.8%) in the first quarter of 1998. The improvement in the gross margin percentage on service and other revenue was primarily due to staffing reductions implemented during the second half of 1998 (see "Sales, General and Administrative Expenses" below for additional comments). In addition, the cost of supplying parts under EIS customer maintenance agreements decreased as a result of management's efforts to improve this operation.

EIS International, Inc. and Subsidiaries

EIS' gross margin can be affected by a number of factors, including changes in sales volume, product mix, hardware requirements of each sale, costs of product support, and competitive pressures on pricing. Consequently, there can be no assurance that EIS will continue to sustain gross margins at previous levels.

Research and Development Costs

Research and development ("R&D") costs as a percentage of net revenues were 14.5% in the first quarter of 1999 as compared to 14.1% of net revenues in the first quarter of 1998. R&D costs decreased $700,000 to $1.9 million in the first quarter of 1999 from $2.6 million in the same period in 1998. This decrease was primarily due to a 30% reduction in the number of R&D employees during the first quarter of 1999 as compared to the same 1998 period (see "Sales, General and Administrative Expenses" below for additional comments), and the closure of Cybernetics as discussed above. These decreases were partially offset by a decrease of $271,000 in capitalized software development costs to $196,000 during the first quarter of 1999 from $467,000 during the same 1998 period. The decrease in capitalized software development costs during the first quarter of 1999 as compared to the same 1998 period was due to a shift in R&D resources directed towards R&D activities that did not qualify for capitalization under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

EIS is committed to technological innovation. It believes that additional research and development costs will be required to maintain its market position and that these costs may increase in absolute amounts during the remainder of 1999 and thereafter.

Sales, General and Administrative Expense

Sales, general and administrative expense decreased $2.6 million to $4.5 million in the first quarter of 1999 from $7.1 million in the first quarter of 1998. This decrease was primarily due to a 50% reduction in the number of sales employees during the first quarter of 1999 as compared to the same 1998 period, as well as staffing reductions in marketing and administration. During the second half of 1998, EIS took action to cut expenses in response to the decline in revenue during 1998. These actions included staffing reductions in all areas of EIS and other expense control measures designed to significantly reduce expenses commensurate with revenue trends during 1998 and continuing into 1999.

Other Income, Net

Other income, net is comprised primarily of interest income from the investment of excess cash and cash equivalents, along with interest generated from EIS' portfolio of leases. Other income, net was virtually unchanged at $333,000 and $331,000 in the first quarters of 1999 and 1998, respectively.

Income Taxes

The Company's effective income tax expense rate was 40.0% during the first quarter of 1999 and 39.3% in the first quarter of 1998. The increase in the effective tax rate was attributable to several items that impact the overall effective tax rate, including levels of income and loss and the related statutory tax rates domestically and internationally, in addition to the extent of permanent differences, such as a 50% disallowance of certain meals and entertainment expenses.

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

Impact on EIS. All EIS products will be or have been affected in some manner by Year 2000 issues. EIS has developed and is continuing the implementation of a plan (the "Year 2000 Product Plan") that makes necessary modifications to its products. The current total estimated cost to update those products is expected not to exceed $1.5 million. During 1998, EIS incurred $1.1 million of costs associated with the Year 2000 Product Plan. No costs were

EIS International, Inc. and Subsidiaries

incurred prior to 1998. The Year 2000 Product Plan was substantially complete by the end of February 1999. There were no significant additional costs incurred during the first quarter of 1999.

EIS has announced that its Call Processing System(TM), EIS Gateway(TM), Outbound Call Manager (on certain hardware platforms), SmartAgent Manager(TM), System 7000, and Centenium(R) products are Year 2000 compliant. The current Year 2000 compliant release of EIS' Centenium software also incorporates other new features, and EIS is in the process of assisting customers with upgrade, training, installation and support efforts associated with this new release. EIS has begun and is planning to continue to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers' software. Although EIS has substantially completed the Year 2000 Product Plan changes in all of its products, upgrading all customers' systems that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. EIS expects to continue to supplement its internal resources with subcontract labor to install Year 2000 upgrades on customer systems.

EIS has substantially completed the process of reviewing and estimating the cost of updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission-critical Internal Systems, including its financial systems, customer support, network, and desktop applications, are Year 2000 compliant. Although EIS could incur additional costs in this regard, EIS believes that those costs will not have a material effect on its operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has continued to investigate but has not identified any major vendor or distributor, whose failure to be Year 2000 compliant could cause any adverse impact on EIS. The most reasonably likely worst case scenario would include: (1) corruption of data contained in the Company's internal information systems, (2) hardware failure, and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, water and sewer, internet services, etc.). EIS has not formulated any contingency plans in the event that its Internal Systems are not updated prior to the Year 2000 because the update process is substantially complete. EIS will continue to monitor the need for contingency plans with respect to its major vendors and distributors.

New Pronouncements

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have an impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning after June 15, 1999. EIS believes that SFAS No. 133 will not have an impact on its financial statements.

In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 is effective for all transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 is not expected to have a material impact on the Company's financial statements.

Liquidity and Capital Resources

EIS' working capital increased to $33.6 million at March 31, 1999 from $32.6 million at December 31, 1998. Cash and cash equivalents balances decreased $2.2 million to $26.0 million at March 31, 1999 from $28.2 million at December 31, 1998. The decrease in cash and cash equivalents primarily resulted from the $3.6 million increase in accounts receivable as reflected in the accompanying consolidated statements of cash flows. The increase in accounts receivable was primarily attributable to billings for annual maintenance contracts during the first quarter of 1999 that tend to have a longer collection cycle, in addition to the timing of payments by certain other customers. Net cash of $410,000 used in investing activities during the first quarter of 1999 was incurred for ongoing purchases of computer and other property and equipment and capitalized software development costs. Net cash used in financing activities of $688,000

EIS International, Inc. and Subsidiaries

resulted from cash used to buy back 307,500 shares of EIS common stock into treasury. On October 1, 1998, EIS announced that its Board of Directors authorized the repurchase of up to two million shares of the Company's common stock in the open market subject to certain share price and other guidelines. Since October 1, 1998, EIS has repurchased a total of 719,000 shares into treasury and plans to continue this program subject to the guidelines discussed above.

On September 2, 1998, EIS entered into a Loan Document Modification Agreement (the "New Loan Agreement"), which amended the terms and conditions under the previous line of credit. Under the New Loan Agreement, EIS may borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the bank's prime rate plus .50%. The New Loan Agreement is secured by substantially all assets of EIS and expires on September 8, 1999. There were no amounts outstanding under the New Loan Agreement as of March 31, 1999, and EIS was in compliance with all applicable covenants. Prior to the New Loan Agreement, EIS had a secured line of credit of $7 million with the same commercial bank under a commitment that expired in September 1998.

EIS expects that its current cash and cash equivalents balances, together with cash anticipated to be provided by operating activities, and amounts available under the New Loan Agreement, will be sufficient to fund its working capital requirements (including research and development and any remaining Year 2000-compliance costs) for the foreseeable future. However, EIS' ability to achieve that result will be affected by the amount of cash generated from operations and the pace at which its available resources are utilized. Accordingly, EIS may, in the future, be required to seek additional sources of financing, including borrowing and/or the sale of equity. If additional funds are raised by issuing equity, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms, or at all.

EIS is party to various legal actions and claims arising in the ordinary course of its business. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of EIS, except for the shareholder lawsuit discussed under Part II Item 1 - "Legal Proceedings." EIS currently is not able to estimate the costs or a range of costs that may arise out of such shareholder lawsuit.

EIS has, from time to time, received notices of potential intellectual property infringement claims against it and is a defendant in one such case. See Part II
Item 1 - "Legal Proceedings." Based on the knowledge and the facts and, in certain cases, opinions of outside counsel, management believes the resolution of the existing claims will not have a material adverse effect on the consolidated financial position or results of operations of EIS.

Factors Affecting Future Results

In addition to factors described elsewhere in this report, a number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

- A variety of factors influence EIS' net sales in a particular quarter, including general economic conditions in the call processing industry, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products, the introduction of new products by competitors, acquisitions, production and quality problems, changes in the cost of materials, disruption in sources of supply, seasonal patterns of capital spending by customers and other factors, many of which are beyond EIS' control. Since a substantial portion of EIS' expenses do not vary relative to its sales levels, if net sales in any quarter do not meet expectations, that could have a material adverse effect on EIS' business, financial condition and results of operations. EIS derives a substantial portion of its sales from products that may cost in excess of $150,000 and a failure to close a small number of transactions could have a significant impact on EIS' net sales and operating results in any given quarter.

- The market for call processing systems is based upon sophisticated technologies and is subject to rapid technological change. Current or new competitors may introduce new products, features or services that could adversely affect EIS' competitive position. To date, EIS' research and development programs have produced system features and enhancements to address customer requirements and competitive conditions. However,

EIS International, Inc. and Subsidiaries

         EIS believes that to remain competitive it must continue to improve its products and related services and develop and successfully market new products and services. The success of any new product depends on a variety of factors, including product selection, successful and timely completion of product development and EIS' ability to offer its products at competitive prices.

- From time to time, EIS may consider strategic acquisitions. Its ability to succeed with those acquisition will depend on many factors, including the successful identification and acquisition of those businesses and EIS' ability to integrate and operate them effectively. The consideration paid for those acquisitions, the diversion of the attention of management to integrate the acquired business and difficulties encountered in the integration process could have a material adverse effect on EIS' business, financial condition and results of operations. In the past, EIS experienced difficulties with the successful identification and integration of several acquisitions.

- EIS' success will depend in part on its ability to obtain and maintain intellectual property including patent protection for its products, preserve its trade secrets and operate without infringing on the proprietary rights of third parties. EIS attempts to protect its technology by, among other things, investing significant resources in obtaining and maintaining patents, copyrights and trade secrets. The call processing industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have often resulted in significant and often protracted and expensive litigation. Any assertions of intellectual property claims could require EIS to discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages, and to develop non-infringing technology or to acquire licenses to the alleged infringed technology. Furthermore, the laws of certain foreign countries do not protect EIS' intellectual property rights to the same extent the laws of the United States.

- EIS' digital switches are manufactured, assembled and tested by Kimchuk, an independent contractor, under an agreement that has been in effect for over six years. Any adverse developments affecting Kimchuk could result in delays in the production and delivery of EIS' systems and could have an adverse impact on their quality and operating results. Except for some integrated circuit boards provided by Kimchuk, EIS systems are manufactured from standard industry components. A delay or lack of supply of these components from existing sources, or an inability to obtain alternative sources, if and when required, could have a material adverse effect on EIS' business, financial condition and results of operations.

- EIS offers lease financing to customers on a limited basis and intends to continue that practice. In the past, EIS offered leases to entrepreneurial businesses with limited capitalization, some of which might not be considered "credit worthy" by financial institutions. EIS has an agreement with a third party leasing company to finance certain EIS systems which provides, among other things, that such leases could be subject to certain recourse to EIS. EIS may enter into additional agreements with third party leasing companies to finance EIS systems, and those agreements may include recourse arrangements and discounts. In addition, from time to time, EIS may sell portions of its lease portfolio to third parties on terms that may include recourse provisions and discounts.

- Certain uses of outbound call processing systems are regulated by federal and state law, including the Telephone Consumer Protection Act of 1991 and the Federal Fair Debt Collection Practices. Although compliance with these laws may limit the potential uses of EIS' system in some respects, the systems may be programmed to operate in full compliance with those laws through the use of appropriate calling lists and campaign calling time parameters. There can be no assurance, however, that future legislation, if enacted, will not further restrict telephone solicitation, and thereby adversely affect EIS. A number of technical elements EIS' systems are subject to, and conform with, Federal Communications regulations under the Federal Communications Act of 1934. Future products developed by EIS may also be subject to compliance with similar or even more restrictive regulations before they can be sold in the United States. To the extent EIS markets its products in foreign countries, it is required to comply with applicable foreign laws, including certification of those products by appropriate regulatory organizations.

- The market for call processing systems continues to evolve. EIS' future financial performance will depend, in part, on the development and continuing growth of this market. EIS believes that any such growth will require

EIS International, Inc. and Subsidiaries

         expansion of current applications of existing customers, development of new markets for those systems and increased customer acceptance. A number of factors, including the continuing development of an already generally negative consumer perception of telephone solicitation, could adversely impact the growth of various applications segments of this market.

- EIS' ability to develop marketable products and maintain a competitive position in light of continuing technological developments will depend, in large part, on its ability to attract and retain highly qualified personnel. Competition for the services of those employees is intense.

- As of March 31, 1999, EIS had net deferred tax assets totaling $3.5 million. Based upon the level of historical taxable income and projections for future taxable income over the next 2 years, management believes it is more likely than not that EIS will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1999. However, if EIS is unable to meet its projections for future taxable income in the near term, the amount of the net deferred tax asset may be partially or fully reduced.

Because of the above and other factors, EIS' past financial performance should not be considered an indicator of its future performance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

EIS does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

EIS International, Inc. and Subsidiaries

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

EIS and certain current and former officers of EIS were named as defendants in five securities lawsuits, each of which was filed during 1997 in the United States District Court for the District of Connecticut, allegedly on behalf of certain of the Company's shareholders. Each of those claims alleged securities fraud based upon certain alleged misleading representations regarding the Company's acquisition of Surefind and Cybernetics and their operations, each of which seek damages in an unspecified amount.

These lawsuits have been consolidated, and a consolidated and amended class action complaint, In Re EIS International, Inc. Securities Litigation, was filed in the United States District Court for the District of Connecticut on April 29, 1998. EIS and various other defendants have retained counsel, the claims are being reviewed, and the lawsuit will be vigorously defended. On June 15, 1998, EIS and the other defendants filed a motion to dismiss the case. That motion is now fully briefed, oral arguments have been presented, and a decision by the court is pending, although no assurance can be given as to when a decision will be reached. EIS currently is not able to estimate the potential damages or costs or a range of potential damages or costs that may arise out of this case.

During the second quarter of 1998, EIS was informed that certain of its customers had received a patent infringement warning from Manufacturing Administration and Management Systems, Inc. ("MAMS") alleging that technology used by certain of EIS' customers infringed on a patent held by MAMS. MAMS filed an infringement action against certain of EIS' customers who received the infringement warning. Under EIS' contract with its customers, EIS is obligated to indemnify its customers against any such claim. EIS is currently not able to estimate the costs or a range of costs that may arise out of those indemnification obligations. EIS believes this infringement claim to be without merit and will vigorously defend its patent rights. However, there can be no assurance that EIS will prevail in this matter, in which case there may be a material, negative impact on EIS' results of operations. EIS has filed suit against MAMS and one of its patent inventors requesting that the court rule that EIS' products do not infringe upon the patent held by MAMS.

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

Item 3.      Defaults Upon Senior Securities.

               None.

EIS International, Inc. and Subsidiaries

Item 4.      Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 5, 1999. The results of voting at this meeting are provided below:

                                                                                         BROKER
ELECTION OF DIRECTORS                                    FOR           WITHHELD        NON-VOTES
--------------------------------------------------   -------------   --------------   -------------
Robert M. Jesurum                                          9,813,642       230,471              --
Charles W. McCall                                          9,813,642       230,471              --
John F. Burton                                             9,813,642       230,471              --
Peter B. Foreman                                           9,813,642       230,471              --


ITEM                                                     FOR            AGAINST         ABSTAIN        NON-VOTES
--------------------------------------------------   -------------   --------------   -------------   -------------
Approval of Amendments to the EIS 1993 Stock
    Option Plan for Non-Employee Directors                 8,872,789     1,105,791          15,891          49,642
Ratification of Independent Accountants                    9,901,818       129,065          13,230              --


The following directors continue to serve their respective terms: Kent M. Klineman, James E. McGowan, and Robert J. Cresci.

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

                                            EIS INTERNATIONAL, INC.





Date:  May 14, 1999                       By:  /s/ James E. McGowan
                                             -----------------------------------
                                          James E. McGowan
                                          President and Chief Executive Officer


Date: May 14, 1999                        By:  /s/ Frederick C. Foley
                                             -----------------------------------
                                          Frederick C. Foley
                                          Senior Vice President, Finance,
                                          Chief Financial Officer and Treasurer