Form 10-Q
period 1999-06-30
EIS INTERNATIONAL INC /DE/
filed 1999-08-13
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
[Mark One]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from _______ to

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

                              YES   X           NO
                                   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of July 15, 1999: 10,769,687 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

               INDEX to Financial Statements Filed with Quarterly
                    Report of Registrant on Form 10-Q for the
                           Quarter Ended June 30, 1999
                                   (Unaudited)


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                       Page
                                                                                     ----
Unaudited Consolidated Balance Sheets as of June 30, 1999
and December 31, 1998                                                                    3

Unaudited Consolidated Statements of Operations
for the three and six months ended June 30, 1999 and 1998                                4

Unaudited Consolidated Statements of Cash Flows
for the six months ended June 30, 1999 and 1998                                          5

Notes to Consolidated Financial Statements
(unaudited)                                                                            6-8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                   9-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              17

Item 2.  Changes in Securities                                              Not Applicable

Item 3.  Defaults Upon Senior Securities                                    Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders                Not Applicable

Item 5.  Other Information                                                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K                                               18

Signatures                                                                              19

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (Dollars in Thousands, Except Per Share Amounts)

                                                                           June 30,         December 31,
                                                                             1999             1998
                                                                         --------------  ---------------
Assets                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                             $ 28,205           $ 28,194
     Accounts receivable, trade, less allowances for doubtful accounts
       and sales returns of $3,212 in 1999 and $3,513 in 1998                10,025              8,727
     Current portion of installment and lease receivables                     1,026                857
     Inventories                                                              3,687              3,751
     Deferred income taxes                                                    1,507              2,446
     Prepaids and other current assets                                          926                922
     Refundable income taxes                                                    308                200
                                                                           --------           --------
         Total current assets                                                45,684             45,097

Capitalized software development costs, net                                   3,930              4,454
Property and equipment, net                                                   4,697              5,896
Installment and lease receivables, less current portion                         356                402
Deferred income taxes                                                         1,421              1,421
Other assets                                                                    195                429
                                                                           --------           --------
         Total assets                                                      $ 56,283           $ 57,699
                                                                           ========           ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                               $ 8,042            $ 9,487
     Deferred revenue                                                         2,827              3,058
                                                                           --------           --------
         Total current liabilities                                           10,869             12,545

Commitments and Contingencies
Stockholders' equity:
     Common Stock, $.01 par value, 15,000,000
         shares authorized, issued 11,759,212 shares
         in 1999 and 11,734,585 shares in 1998                                  118                117
     Additional paid-in capital                                              60,738             60,672
     Accumulated translation adjustments                                       (240)              (287)
     Retained deficit                                                       (12,256)           (13,640)
     Treasury stock, at cost - 989,525 in 1999
         and 512,725 shares in 1998                                          (2,946)            (1,708)
                                                                           --------           --------
         Total stockholders' equity                                          45,414             45,154
                                                                           --------           --------
         Total liabilities and stockholders' equity                        $ 56,283           $ 57,699
                                                                           ========           ========


          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                           Three Months               Six Months
                                                          Ended June 30,             Ended June 30,
                                                       -------------------       -----------------------
                                                         1999       1998           1999           1998
                                                       -------    --------       ---------      --------
Net revenues:
    Product and software                               $7,898     $ 7,430        $ 15,226       $19,037
    Service and other                                   5,961       6,787          12,095        13,282
                                                       ------     -------        --------       -------
                                                       13,859      14,217          27,321        32,319
Cost of revenues:
    Cost of product and software sold                   3,726       3,625           7,382         8,175
    Recovery of provision for contract losses               -        (750)           (250)       (1,636)
    Cost of service and other                           2,929       3,419           5,825         6,809
                                                       ------     -------        --------       -------
                                                        6,655       6,294          12,957        13,348
                                                       ------     -------        --------       -------
      Gross margin                                      7,204       7,923          14,364        18,971
                                                       ------     -------        --------       -------

Operating cost and expense:
    Research and development cost                       1,867       2,526           3,814         5,079
    Selling, general, and administrative                4,431       6,911           8,937        14,058
    Restructuring costs                                     -         543               -           543
                                                       ------     -------        --------       -------
                                                        6,298       9,980          12,751        19,680
                                                       ------     -------        --------       -------
Operating income (loss)                                   906      (2,057)          1,613          (709)
    Other income, net:                                    376         328             709           659
                                                       ------     -------        --------       -------
Income (loss) before income taxes                       1,282      (1,729)          2,322           (50)
    Income tax benefit (expense)                         (522)        648            (939)          (12)
                                                       ------     -------        --------       -------
Net income (loss)                                      $  760     $(1,081)       $  1,383       $   (62)
                                                       ======     =======        ========       =======

Basic earnings (loss) per share:                       $ 0.07     $ (0.09)       $   0.13       $ (0.01)
Diluted earnings (loss) per share:                       0.07       (0.09)           0.13         (0.01)

Weighted average common and common equivalent shares:
Basic                                                  10,768      11,590          10,821        11,568
Diluted                                                10,914      11,590          10,918        11,568




          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                           Six Months
                                                                         Ended June 30,
                                                                     --------------------
                                                                       1999         1998
                                                                     -------      -------
Cash flows from operating activities:
     Net income (loss)                                               $ 1,383      $   (62)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Provision for doubtful accounts and
           sales returns                                               1,914        1,391
         Recovery of provision for contract losses                      (250)      (1,636)
         Depreciation and amortization                                 2,805        3,379
         Deferred income taxes                                           939            -
     Changes in assets and liabilities:
         Accounts receivable, trade                                   (3,212)         265
         Proceeds from sale of lease receivables                           -          745
         Installment and lease receivables                              (123)         305
         Inventories                                                      64          562
         Prepaids and other current assets                              (108)         (79)
         Accounts payable and accrued expenses                        (1,195)      (3,881)
         Deferred revenue                                               (231)         628
         Other                                                           139          (82)
                                                                     -------      -------
Net cash provided by operating activities                              2,125        1,535
                                                                     -------      -------

Cash flows from investing activities:
     Additions to property and equipment                                (463)      (1,655)
     Sales of short-term investments                                       -        2,332
     Capitalization of software development costs                       (480)      (1,000)
                                                                     -------      -------
Net cash used in investing activities                                   (943)        (323)
                                                                     -------      -------

Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                 67          279
     Purchase of treasury stock                                       (1,238)           -
                                                                     -------      -------
Net cash provided by (used in) financing activities                   (1,171)         279
                                                                     -------      -------
Net increase in cash and cash equivalents                                 11        1,491
Cash and cash equivalents at beginning of period                      28,194       22,525
                                                                     -------      -------
Cash and cash equivalents at end of period                           $28,205      $24,016
                                                                     =======      =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                    $    21      $    51
         Income taxes                                                    173          281




          See accompanying notes to consolidated financial statements.

EIS International, Inc. and Subsidiaries
----------------------------------------


Notes to Consolidated Financial Statements (unaudited)

(1)    Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three and six-month periods ended June 30, 1999, may not be indicative of the results for the full year.

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

(2)    Basis of Consolidation

The consolidated financial statements include the accounts of EIS and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)    New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning after June 15, 2000. EIS believes that SFAS No. 133 will not have an impact on its financial statements.

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

(4)    Comprehensive Income

The schedule below reflects consolidated comprehensive income (loss) for the three and six-month periods ended June 30, 1999 and 1998:

                                                            Three Months                 Six Months
                                                           Ended June 30,              Ended June 30,
                                                        -----------------------     ----------------------
                                                         1999           1998          1999           1998
                                                        ------        ---------     --------        ------
Net income (loss)                                       $ 760         $ (1,081)     $ 1,383         $ (62)
Other comprehensive income (loss):
     Foreign currency translation adjustment               33              (17)          47           107
                                                        -----         --------      -------         -----
Comprehensive income (loss)                             $ 793         $ (1,098)     $ 1,430          $ 45
                                                        =====         ========      =======         =====


EIS has not recognized a tax effect relating to the accumulated foreign currency translation deficit since EIS is not expected to realize any tax benefit in the foreseeable future.

EIS International, Inc. and Subsidiaries
----------------------------------------


(5)    Earnings (Loss) Per Share

Earnings (loss) per share is determined by dividing earnings (loss) by the weighted average number of shares of EIS common stock outstanding during the period. For the three and six-month periods ended June 30, 1999, the computation of diluted earnings per share include the assumed exercise of dilutive stock options and warrants. For the three and six-month periods ended June 30, 1998, the assumed exercise of stock options and warrants has not been included in the calculation as they would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted EPS for three and six-month periods ended June 30, 1999 and 1998, is provided below (in thousands, except per share amounts):

                                                            Three Months                     Six Months
                                                           Ended June 30,                  Ended June 30,
                                                       -----------------------         -----------------------
                                                        1999            1998            1999            1998
                                                       -------        --------         -------         -------
Numerator
------------------------------------------------
Net income                                             $   760        $ (1,081)        $ 1,383         $   (62)
                                                       =======        ========         =======         =======

Denominator
------------------------------------------------
Basic
Weighted average shares outstanding                     10,768          11,590          10,821          11,568

Diluted
Dilutive effect of stock options and warrants              146               -              97               -
                                                       -------        --------         -------         -------
                                                        10,914          11,590          10,918          11,568
                                                       =======        ========         =======         =======
EPS
------------------------------------------------
Basic                                                  $  0.07        $  (0.09)        $  0.13         $ (0.01)
Diluted                                                   0.07           (0.09)           0.13           (0.01)


There were 1,021,216 stock options excluded from the calculation for the three and six-month periods ended June 30, 1999. These stock options were excluded since the exercise price of such stock options was above the average fair market value of EIS' stock during each respective period.

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

Impact on EIS. All EIS products have been affected in some manner by Year 2000 issues. EIS has developed and implemented a plan (the "Year 2000 Product Plan") to make necessary modifications to its products. The current total estimated cost to update those products is expected not to exceed $1.4 million. During 1998, EIS incurred $1.1 million of costs associated with the Year 2000 Product Plan. No costs were incurred prior to 1998. The Year 2000 Product Plan was substantially complete by the end of February 1999. There were no significant additional costs incurred during the first six months of 1999.

EIS has announced that its Call Processing System(TM), EIS Gateway(TM), Outbound Call Manager (on certain hardware platforms), SmartAgent Manager(TM), System 7000, and Centenium(R) products are Year 2000 compliant. The current Year 2000 compliant release of EIS' Centenium software also incorporates other new features, and EIS is in the process of assisting customers with upgrade, training, installation and support efforts associated with this new release. EIS has begun and is continuing to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers' software. Although EIS has substantially completed the Year 2000 Product Plan changes in all of its products, upgrading all customers' systems that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. EIS has taken steps to notify its

EIS International, Inc. and Subsidiaries
----------------------------------------


customers about scheduling these upgrades. EIS expects to continue to supplement its internal resources with subcontract labor to install Year 2000 upgrades on customer systems.

EIS has substantially completed the process of reviewing and estimating the cost of updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission-critical Internal Systems, including its financial systems, customer support, network, telecommunications, and desktop applications and systems, are Year 2000 compliant. Although EIS could incur additional costs in this regard, EIS believes that those costs will not have a material effect on its operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has continued to investigate, but has not identified, any major vendor or distributor whose failure to be Year 2000 compliant could cause an adverse impact on EIS. The most reasonably likely worst-case scenario would include: (1) corruption of data contained in the Company's internal information systems, (2) hardware failure, and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, water and sewer, Internet services, etc.). EIS has not formulated any contingency plans in the event that its Internal Systems are not updated prior to the Year 2000 because the update process is substantially complete. EIS will continue to monitor the need for contingency plans with respect to its major vendors and distributors.

(7)    Recovery of Provision for Contract Losses

The recovery of provision for contract losses of $250,000 for the six-month period ended June 30, 1999, and $750,000 and $1,636,000 for the three and six-month periods ended June 30, 1998, respectively, represents the reduction of an accrued expense recorded during the fourth quarter of 1996. This accrual represented management's estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics Systems International Corp. ("Cybernetics"). During the first six months of 1998, Cybernetics completed work on certain contracts and resolved other contract obligations with certain of its customers that resulted in the recovery of the provision for contract losses during that period. Finally, during the first six months of 1999, EIS resolved certain other remaining contract obligations of Cybernetics that resulted in the recovery of provision for contract losses during that period. There was no accrual remaining for these losses as of June 30, 1999.

(8)    Restructuring

Effective June 30, 1998, EIS closed Cybernetics because of continuing losses and management's decision to focus on EIS' core business. In connection with the closure of Cybernetics, EIS recorded restructuring charges of $543,000 during the second quarter of 1998, comprised of $350,000 of severance and $193,000 of facilities, fixed asset disposal, and other costs. There was no accrual remaining for these restructuring charges as of June 30, 1999.

EIS International, Inc. and Subsidiaries
----------------------------------------



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Cautionary Statement
--------------------

In addition to historical information contained herein, this document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. All statements included in this document regarding the Company's financial position, business strategy and plans, objectives for future operations, technical developments, Year 2000 compliance, and industry conditions -- other than statements of historical facts -- are forward-looking statements. While these statements reflect the Company's reasonable assumptions, based upon management's beliefs and information currently available to it, EIS can give no assurance that such expectations will prove to be correct.

These forward-looking statements are subject to certain risks, uncertainties, and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, technological change, product development, product introductions and acceptance, distribution networks, changes in industry practices, one-time events, and other factors described herein and under the heading "Factors Affecting Future Results" both in the Company's Annual Report on Form 10-K for the year ending December 31, 1998, and in this Quarterly Report on Form 10-Q. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, EIS may experience material fluctuations in its future quarterly and annual operating results that may vary materially from those described herein and that could materially and adversely affect its business, financial condition, operating results, and stock price. EIS does not intend to update these forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as reflected in the Consolidated Statements of Operations included herein. The percentages shown are calculated based upon net revenues, except that cost of product and software sold and cost of services and other are presented as a percentage of product and software revenue and service and other revenues, respectively.

                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                               --------------------------------------    ----------------------------------------
                                                      1999                1998                 1999                   1998
                                               -----------------     ----------------    -----------------      -----------------
                                                  $          %          $          %        $          %           $          %
                                               ------      -----     ------     -----    ------      -----      ------      -----
Product and software revenue                    7,898       57.0      7,430      52.3    15,226       55.7      19,037       58.9
Service and other                               5,961       43.0      6,787      47.7    12,095       44.3      13,282       41.1
                                               ------      -----     ------     -----    ------      -----      ------      -----
  Net revenues                                 13,859      100.0     14,217     100.0    27,321      100.0      32,319      100.0
                                               ------      -----     ------     -----    ------      -----      ------      -----
Cost of product and software sold               3,726       47.2      3,625      48.8     7,382       48.5       8,175       42.9
Recovery of provision for contract losses           -          -       (750)        -      (250)         -      (1,636)         -
Cost of service and other                       2,929       49.1      3,419      50.4     5,825       48.2       6,809       51.3
                                               ------      -----     ------     -----    ------      -----      ------      -----
  Gross margin                                  7,204       52.0      7,923      55.7    14,364       52.6      18,971       58.7
                                               ------      -----     ------     -----    ------      -----      ------      -----
Research and development cost                   1,867       13.5      2,526      17.8     3,814       14.0       5,079       15.7
Sales, general and administrative               4,431       32.0      6,911      48.6     8,937       32.7      14,058       43.5
Restructuring costs                                 -          -        543       3.8         -          -         543        1.7
                                               ------      -----     ------     -----    ------      -----      ------      -----
  Operating income (loss)                         906        6.5     (2,057)    (14.5)    1,613        5.9        (709)      (2.2)
Other income, net                                 376        2.7        328       2.3       709        2.6         659        2.0
                                               ------      -----     ------     -----    ------      -----      ------      -----
  Income (loss) before income tax
      benefit (expense)                         1,282        9.3     (1,729)    (12.2)    2,322        8.5         (50)      (0.2)
Income tax benefit (expense)                     (522)      (3.8)       648       4.6      (939)      (3.4)        (12)      (0.0)
                                               ------      -----     ------     -----    ------      -----      ------      -----
Net income (loss)                                 760        5.5     (1,081)     (7.6)    1,383        5.1         (62)      (0.2)
                                               ======      =====     ======     =====    ======      =====      ======      =====


Net Revenues

Net revenues of $13.9 million in the second quarter of 1999 decreased 2% from $14.2 million in the second quarter of 1998. Product and software revenues of $7.9 million in the second quarter of 1999 increased $468,000 (6%) from $7.4 million in the second quarter of 1998. That increase was primarily due to an increase in installation revenue and a

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


decline in EIS' product returns and allowances, each of which accounted for approximately half of the 6% increase in product and software revenues.

Net revenues of $27.3 million in the first six months of 1999 decreased $5.0 million (15%) from $32.3 million in the first six months of 1998. Product and software revenues of $15.2 million in the first six months of 1999 decreased $3.8 million (20%) from $19.0 million in the first six months of 1998. The decrease in product and software revenue is primarily a result of slow demand from outbound telemarketing service bureaus during the first quarter of 1999, as compared to the first quarter of 1998 that was not offset by the increase in product and software revenue during the second quarter of 1999, as discussed above. Outbound telemarketing service bureaus represent the largest portion of EIS' core business customers.

During the three and six-month periods ended June 30, 1999, approximately 24% and 21%, respectively, of EIS' product and software revenue was attributable to software and hardware upgrades. Those upgrades were primarily driven by the need for customers to upgrade their EIS systems to become Year 2000 compliant. EIS has taken and is continuing to take actions with respect to its domestic and international sales, product development, and marketing activities to stabilize and increase product and software revenue, and to replace the revenue currently being generated by Year 2000 upgrades. However, no assurance can be given that these actions will result in the stabilization or increase of product revenue.

Service and other revenues of $6.0 million in the second quarter of 1999 decreased $826,000 (12%) from $6.8 million in the second quarter of 1998. Service and other revenues of $12.1 million in the first six months of 1999 decreased $1.2 million (9%) from $13.3 million in the first six months of 1998. Service and other revenues decreased primarily due to an increase in EIS' service returns and allowances, which reduce gross revenue in arriving at net revenue, and, to a lesser extent, a decline in EIS' professional services business. The increase in EIS' service returns and allowances was primarily due to charges recorded during the first six months of 1999 associated with the resolution of certain maintenance service contract disputes with certain customers.

Gross Margin and Cost of Revenues

Total gross margin was $7.2 million (52.0%) in the second quarter of 1999, compared to $7.9 million (55.7%) in the second quarter of 1998, and $14.4 million (52.6%) for the first six months of 1999, compared to $19.0 million (58.7%) for the first six months of 1998. Included in the total gross margin during the six month period ended June 30, 1999, and the three and six-month periods ended June 30, 1998, was the recovery of provision for contract losses of $250,000, $750,000, and $1.6 million, respectively. This accrual represented management's estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics. During the first six months of 1998, Cybernetics completed work on certain contracts and resolved other contract obligations with certain of its customers that resulted in the recovery of the provision for contract losses during that period. During the first six months of 1999, EIS resolved certain other remaining contract obligations of Cybernetics that resulted in the recovery of the provision for contract losses during that period. There was no accrual remaining for these losses as of June 30, 1999.

Gross margin on product and software sales was $4.2 million (52.8%) in the second quarter of 1999, compared to $3.8 million (51.2%) in the second quarter of 1998. The increase in gross margin dollars was primarily due to the increase in product and software revenue in the second quarter of 1999 as discussed above under "Net Revenues." The increase in gross margin as a percentage of revenue is primarily due to a decrease in staffing and related costs associated with assembly, shipping, and installing EIS product and software. This decrease was partially offset by a five-percentage point increase in direct product material costs and an increase in amortization of software development costs. The percentage increase in direct product material costs was affected by ongoing hardware upgrade sales at lower margins. These upgrades are being sold to customers in connection with EIS' Year 2000 Product Plan to provide Year 2000 upgrades (see "Year 2000 Issues" below). Amortization of software development costs of $502,000 during the first six months of 1999 increased by $156,000 as compared to the $346,000 incurred during

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


the same 1998 period. This increase was due to the commencement of amortization of a major Centenium release toward the end of 1998, resulting in a full six months of amortization expense during the first six months of 1999 related to this release.

Gross margin on product and software sales was $7.8 million (51.5%) in the first six months of 1999, compared to $10.9 million (57.1%) in the first six months of 1998. The decline in product and software gross margin dollars was directly attributable to the decline in product and software revenue. The decline in the gross margin percentage during the first six months of 1999 was primarily caused by a four-percentage point increase in direct product costs and an increase in amortization of software development costs, the explanations for which are discussed above. Amortization of software development costs of $1.0 million during the first six months of 1999, increased by $312,000 as compared to the $692,000 incurred during the same 1998 period.

Gross margin on service and other revenue was $3.0 million (50.9%) in the second quarter of 1999, compared to $3.4 million (49.6%) in the second quarter of 1998, and $6.3 million (51.8%) in the first six months of 1999, compared to $6.5 million (48.7%) in the first six months of 1998. The improvement in the gross margin percentage on service and other revenue was primarily due to cost savings from staffing reductions implemented during the second half of 1998 (see "Selling, General and Administrative" below). In addition, the cost of supplying parts under EIS customer maintenance agreements continued to decrease as a result of management's efforts to improve this operation.

EIS' gross margin can be affected by a number of factors, including changes in sales volume, product mix, hardware requirements of each sale, costs of product support, and competitive pricing pressures. Consequently, there can be no assurance that EIS will continue to sustain gross margins at previous levels.

Research and Development Cost

Research and development costs were $1.9 million in the second quarter of 1999 compared to $2.5 million in the second quarter of 1998, and $3.8 million in the first six months of 1999 compared to $5.1 million in the first six months of 1998. The decrease during the three and six-months ended June 30, 1999, compared to the same periods in 1998 was primarily due to a decline in salary and related costs resulting from a decrease of approximately 25% in the number of research and development employees as of June 30, 1999, as compared to June 30, 1998 (see "Selling, General and Administrative" below), and the closure of Cybernetics (see "Restructuring Costs" below). These decreases were partially offset by a decrease in capitalized software development costs of $249,000 to $284,000 during the second quarter of 1999 from $533,000 during the same 1998 period, and a decrease of $520,000 to $480,000 during the first six months of 1999, compared to $1.0 million during the same 1998 period. The decrease in capitalized software development costs during the first three and six months of 1999 as compared to the same 1998 period was due to a shift in R&D resources directed towards R&D activities that did not qualify for capitalization under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

EIS is committed to technological innovation, and it believes that additional research and development costs will be required to maintain its market position and that those costs may increase in absolute amounts during the remainder of 1999 and thereafter.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense of $4.4 million during the second quarter of 1999 declined $2.5 million from $6.9 million during the second quarter of 1998. SG&A expenses of $8.9 million in the first six months of 1999 declined $5.2 million from $14.1 million in the first six months of 1998. These decreases were primarily due to a 30% reduction in the number of SG&A employees and related costs as of June 30, 1999 as compared to June 30, 1998. During the second half of 1998, EIS took action to cut expenses in response to the decline in revenue during 1998. These actions included staffing reductions in all areas of EIS operations and other expense control measures designed to significantly reduce expenses commensurate with revenue trends during 1998 and continuing into 1999.

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Restructuring Costs

Effective June 30, 1998, EIS closed Cybernetics because of continuing losses and management's decision to focus on EIS' core business. In connection with the closure of Cybernetics, EIS recorded restructuring charges of $543,000 during the second quarter of 1998, comprised of $350,000 of severance and $193,000 of facilities, fixed asset disposal, and other costs. There was no accrual remaining for these restructuring charges as of June 30, 1999.

Interest and Other Income, Net

Interest and other income of $376,000 during the second quarter of 1999 increased $48,000 from $328,000 during the second quarter of 1998. Interest and other income of $709,000 during the first six months of 1999 increased $50,000 from $659,000 during the first six months of 1998. These increases in interest and other income were primarily due to higher average cash and cash equivalent balances in the first six months of 1999 as compared to the same period in 1998.

Income Taxes

The Company's effective income tax rate was approximately 40% for the three and six month periods ended June 30, 1999, and approximately 37% during the second quarter of 1998. Although EIS incurred a pre-tax loss of $62,000 during the first six months of 1998, a tax expense of $12,000 was recorded for foreign taxes arising from certain foreign subsidiaries, which were not offset by benefits recorded domestically. The change in the effective tax rate was attributable to several items that impact the overall effective tax rate, including levels of income and loss and the related statutory tax rates domestically and internationally, in addition to the extent of permanent differences between expenses recorded for book purposes versus expenses recorded for tax purposes, such as the 50% disallowance of certain meals and entertainment expenses for tax filing purposes.

As disclosed in Note 7 to EIS' consolidated financial statements included in its Annual Report on Form 10-K dated December 31, 1998, EIS had established a $7.5 million valuation allowance on its deferred tax assets. Based on projections for future taxable income, management believes that the valuation allowance of $7.5 million remains adequate at June 30, 1999. However, this allowance may be increased or decreased depending upon management's projections for future taxable income or loss, and such increase or decrease could be material to EIS' financial condition and results of operations.

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

Impact on EIS. All EIS products have been affected in some manner by Year 2000 issues. EIS has developed and implemented a plan (the "Year 2000 Product Plan") to make necessary modifications to its products. The current total estimated cost to update those products is expected not to exceed $1.4 million. During 1998, EIS incurred $1.1 million of costs associated with the Year 2000 Product Plan. No costs were incurred prior to 1998. The Year 2000 Product Plan was substantially complete by the end of February 1999. There were no significant additional costs incurred during the first six months of 1999.

EIS has announced that its Call Processing System(TM), EIS Gateway(TM), Outbound Call Manager (on certain hardware platforms), SmartAgent Manager(TM), System 7000, and Centenium(R) products are Year 2000 compliant. The current Year 2000 compliant release of EIS' Centenium software also incorporates other new features, and EIS is in the process of assisting customers with upgrade, training, installation and support efforts associated with this new release. EIS has begun and is continuing to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers'

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


software. Although EIS has substantially completed the Year 2000 Product Plan changes in all of its products, upgrading all customers' systems that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. EIS has taken steps to notify its customers about scheduling these upgrades. EIS expects to continue to supplement its internal resources with subcontract labor to install Year 2000 upgrades on customer systems.

EIS has substantially completed the process of reviewing and estimating the cost of updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission-critical Internal Systems, including its financial systems, customer support, network, telecommunications, and desktop applications and systems, are Year 2000 compliant. Although EIS could incur additional costs in this regard, EIS believes that those costs will not have a material effect on its operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has continued to investigate, but has not identified, any major vendor or distributor whose failure to be Year 2000 compliant could cause an adverse impact on EIS. The most reasonably likely worst-case scenario would include: (1) corruption of data contained in the Company's internal information systems, (2) hardware failure, and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, water and sewer, Internet services, etc.). EIS has not formulated any contingency plans in the event that its Internal Systems are not updated prior to the Year 2000 because the update process is substantially complete. EIS will continue to monitor the need for contingency plans with respect to its major vendors and distributors.

New Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning after June 15, 2000. EIS believes that SFAS No. 133 will not have an impact on its financial statements.

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

Liquidity and Capital Resources

EIS' working capital was $34.8 and $32.6 million at June 30, 1999 and December 31, 1998, respectively. Cash and cash equivalents was $28.2 million as of June 30, 1999 and December 31, 1998.

As reflected in the accompanying consolidated statements of cash flows, operating activities generated $2.1 million in cash in the first six months of 1999 compared to $1.5 million in the first six months of 1998. This increase was the result of several factors. The increase was partly due to the improvement in EIS' results of operations for the first six months of 1999, during which EIS generated net income of $1.4 million compared to a $62,000 loss during the same period of 1998. Additionally, the decline in accounts payable and accrued expenses during the first six months of 1999 was $1.2 million, or $2.7 million less than the $3.9 million decrease during the same period of 1998. This change was primarily due to higher expense levels coming into 1998, resulting in a higher level of accounts payable, trade payments early in 1998. Offsetting these items was an increase in accounts receivable, trade of $3.2 million during the first six months of 1999 as compared to a decline of $265,000 during the same period of 1998. This increase was due to lower accounts receivable, trade levels as of December 31, 1998 as compared to June 30, 1999, due to higher revenue during the second quarter of 1999 as compared to the fourth quarter of 1998, in addition to the timing of cash receipts from customers at the end of each respective period.

Net cash used in investing activities was $943,000 in the first six months of 1999 compared to $323,000 in the first six months of 1998. Cash used to invest in the purchase of property and equipment was $463,000 for the first six months

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


of 1999 and $1.7 million for the first six months of 1998. This decrease is directly attributable to the decreased need for property and equipment as a result of the staff reductions discussed under "Selling, General and Administrative" above. Sales of short-term investments during the first six months of 1998 generated $2.3 million. This change was the result of EIS reinvesting its short-term investments in more liquid cash equivalents during the first six months of 1998. The capitalization of software development costs decreased to $480,000 from $1.0 million for the same period in 1998. This decrease is discussed above under "Research and Development Cost."

Net cash used in financing activities was $1.2 million in the first six months of 1999 compared to net cash provided by financing activities of $279,000 in the first six months of 1998. During the first six months of 1999, EIS used $1.2 million to buy back 476,800 shares of EIS common stock into treasury. On October 1, 1998, EIS announced that its Board of Directors authorized the repurchase of up to two million shares of the Company's common stock in the open market subject to certain share price and other guidelines. During the period from October 1, 1998, through June 30, 1999, EIS has repurchased a total of 888,300 shares into treasury and plans to continue this program subject to the guidelines discussed above.

On September 2, 1998, EIS entered into a Loan Document Modification Agreement (the "New Loan Agreement"), which amended the terms and conditions under the previous line of credit. Under the New Loan Agreement, EIS may borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the bank's prime rate plus .50%. The New Loan Agreement is secured by substantially all assets of EIS and expires on September 8, 1999. There were no amounts outstanding under the New Loan Agreement as of June 30, 1999, and EIS was in compliance with all applicable covenants. Prior to the New Loan Agreement, EIS had a secured line of credit of $7 million with the same commercial bank under a commitment that expired in September 1998.

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

Factors Affecting Future Results

In addition to factors described elsewhere in this report, a number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


o A variety of factors influence EIS' net sales in a particular quarter, including general economic conditions in the call processing industry, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products, the introduction of new products by competitors, acquisitions, production and quality problems, changes in the cost of materials, disruption in sources of supply, seasonal patterns of capital spending by customers and other factors, many of which are beyond EIS' control. Since a substantial portion of EIS' expenses do not vary relative to its sales levels, if net sales in any quarter do not meet expectations, that could have a material adverse effect on EIS' business, financial condition and results of operations. EIS derives a substantial portion of its sales from products that may cost in excess of $150,000, and a failure to close a small number of transactions could have a significant impact on EIS' net sales and operating results in any given quarter.

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

o From time to time, EIS may consider strategic acquisitions. Its ability to succeed with those acquisitions will depend on many factors, including the successful identification and acquisition of those businesses and EIS' ability to integrate and operate them effectively. The consideration paid for those acquisitions, the diversion of the attention of management to integrate the acquired business and difficulties encountered in the integration process could have a material adverse effect on EIS' business, financial condition and results of operations. In the past, EIS experienced difficulties with the successful identification and integration of several acquisitions.

o EIS' success will depend in part on its ability to obtain and maintain intellectual property rights including patent protection for its products, as well as its ability to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. EIS attempts to protect its technology by, among other things, investing significant resources in obtaining and maintaining patents, copyrights and trade secrets. The call processing industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which often have resulted in significant, protracted and expensive litigation. Any assertions of intellectual property claims could require EIS to discontinue the use of certain processes or cease the manufacture, use and sale of infringing products, to incur significant litigation costs and damages, and to develop non-infringing technology or to acquire licenses to the alleged infringed technology. Furthermore, the laws of certain foreign countries do not protect EIS' intellectual property rights to the same extent as do the laws of the United States.

o EIS' digital switches are manufactured, assembled and tested by Kimchuk, an independent contractor, under an agreement that has been in effect for more than six years. Any adverse developments affecting Kimchuk could result in delays in the production and delivery of EIS' systems and could have an adverse impact on their quality and operating results. Except for some integrated circuit boards provided by Kimchuk, EIS systems are manufactured from standard industry components. A delay or lack of supply of these components from existing sources, or an inability to obtain alternative sources, if and when required, could have a material adverse effect on EIS' business, financial condition and results of operations.

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


o EIS offers lease financing to customers on a limited basis and intends to continue that practice. In the past, EIS offered leases to entrepreneurial businesses with limited capitalization, some of which might not be considered "credit worthy" by financial institutions. EIS has an agreement with a third-party leasing company to finance certain EIS systems which provides, among other things, that such leases could be subject to certain recourse to EIS. EIS may enter into additional agreements with third party leasing companies to finance EIS systems, and those agreements may include recourse arrangements and discounts. In addition, from time to time, EIS may sell portions of its lease portfolio to third parties on terms that may include recourse provisions and discounts.

o Certain uses of outbound call processing systems are regulated by federal and state law, including the Telephone Consumer Protection Act of 1991 and the Federal Fair Debt Collection Practices Act. Although compliance with these laws may limit the potential uses of EIS' system in some respects, the systems may be programmed to operate in full compliance with those laws through the use of appropriate calling lists and campaign calling-time parameters. There can be no assurance, however, that future legislation, if enacted, will not further restrict telephone solicitation, and thereby adversely affect EIS. A number of technical elements EIS' systems are subject to, and conform with, Federal Communications regulations under the Federal Communications Act of 1934. Future products developed by EIS also may be subject to compliance with similar or even more restrictive regulations before they can be sold in the United States. To the extent that EIS markets its products in foreign countries, it is required to comply with applicable foreign laws, including certification of those products by appropriate regulatory organizations.

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

o As of June 30, 1999, EIS had net deferred tax assets totaling $2.9 million. As disclosed in Note 7 to EIS' consolidated financial statements included in its Annual Report on Form 10-K dated December 31, 1998, EIS had established a $7.5 million valuation allowance on its deferred tax assets. Based on projections for future taxable income, management believes that the valuation allowance of $7.5 million remains adequate at June 30, 1999. However, this allowance may be increased or decreased depending upon management's projections for future taxable income or loss, and such increase or decrease could be material to EIS' financial condition and results of operations.

Because of these and other factors, EIS' past financial performance should not be considered an indicator of its future performance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

EIS does not believe that it has any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

EIS International, Inc. and Subsidiaries
----------------------------------------


PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

EIS and certain current and former officers of EIS were named as defendants in five securities lawsuits, each of which was filed during 1997 in the United States District Court for the District of Connecticut, allegedly on behalf of certain of the Company's shareholders. Each of those claims alleged securities fraud based upon certain alleged misleading representations regarding the Company's acquisitions of Surefind and Cybernetics and their operations, each of which seek damages in an unspecified amount.

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

During the second quarter of 1998, EIS was informed that certain of its customers had received a patent infringement warning from Manufacturing Administration and Management Systems, Inc. ("MAMS") alleging that technology used by certain of EIS' customers infringed on a patent held by MAMS. MAMS filed an infringement action against certain of EIS' customers who received the infringement warning. Under EIS' contracts with its customers, EIS is obligated to indemnify its customers against any such claim. EIS is currently not able to estimate the costs or a range of costs that may arise out of those indemnification obligations. EIS has filed suit against MAMS and one of its patent inventors requesting that the court rule that EIS' products do not infringe upon the patent held by MAMS. On July 14, 1998, EIS filed a declaratory judgment action, EIS International, Inc. v. Manufacturing Administration and Management Systems, Inc. et al. in the United States District Court for the Eastern District of New York, against MAMS and one of its patent inventors requesting the court rule that EIS' products do not infringe upon the patent held by MAMS. On May 25, 1999, MAMS filed a counterclaim against EIS alleging EIS' products infringe the MAMS patent. EIS believes MAMS' infringement claim to be without merit and will vigorously defend its patent rights. However, there can be no assurance that EIS will prevail in this matter, in which case there may be a material, negative impact on EIS' results of operations. EIS is currently not able to estimate the costs or a range of costs that may arise out of MAMS' patent infringement claim.

During the first six months of 1999, EIS was informed that certain of its customers had received a patent infringement warning from Q.Sys International, Inc. ("Q.Sys") alleging that technology used by certain of EIS' customers infringed on a patent held by Q.Sys. Under EIS' contract with its customers EIS is obligated to indemnify its customers against any such claims. EIS is currently not able to estimate the costs or a range of costs that may arise out of those indemnification obligations. On April 21, 1999, EIS file a declaratory judgment action, EIS International, Inc. v. Q.Sys International, Inc. in the United States District Court for the Eastern District of Virginia, against Q.Sys requesting the court rule that EIS' products do not infringe upon the patent held by Q.Sys and that the Q.Sys patent is invalid and unenforceable. On June 25, 1999, Q.Sys filed a counterclaim against EIS claiming certain EIS products directly or contributorily infringe the Q.Sys patent. EIS believes Q.Sys' infringement claim to be without merit and will vigorously defend its patent rights. However, there can be no assurance that EIS will prevail in this matter, in which case there may be a material, negative impact on EIS' results of operations. EIS is currently not able to estimate the costs or a range of costs that may arise out of Q.Sys' patent infringement claim.

EIS is also party to various other legal actions and claims arising in the ordinary course of its business. EIS believes it has adequate legal defenses for each of the actions and claims and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 2.      Changes in Securities.

               None.

EIS International, Inc. and Subsidiaries
----------------------------------------


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

                             EIS INTERNATIONAL, INC.





Date:  August 13, 1999            By: /s/ James E. McGowan
      ------------------------       -----------------------------------
                                  James E. McGowan
                                  President and Chief Executive Officer



Date:  August 13, 1999            By: /s/ Frederick C. Foley
      ------------------------       -----------------------------------
                                  Frederick C. Foley
                                  Senior Vice President, Finance,
                                  Chief Financial Officer and Treasurer