Form 10-Q
period 1999-09-30
EIS INTERNATIONAL INC /DE/
filed 1999-11-12
CIK 32251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
         [Mark One]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                           YES  X           NO
                              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.01 per share, outstanding as of October 15, 1999: 10,593,869 shares.

                    EIS INTERNATIONAL, INC. and SUBSIDIARIES

     INDEX to Financial Statements Filed with Quarterly Report of Registrant on Form 10-Q for the Quarter Ended September 30, 1999
                                   (Unaudited)


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                       Page
                                                                                     ----
Unaudited Consolidated Balance Sheets as of September 30, 1999
and December 31, 1998                                                                    3

Unaudited Consolidated Statements of Operations
for the three and nine months ended September 30, 1999 and 1998                          4

Unaudited Consolidated Statements of Cash Flows
for the nine months ended September 30, 1999 and 1998                                    5

Notes to Consolidated Financial Statements
(unaudited)                                                                            6-8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                   9-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              17

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

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (Dollars in Thousands, Except Per Share Amounts)

                                                                            September 30,    December 31,
                                                                                1999             1998
                                                                            -------------    ------------
                                                                            (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                $ 21,674         $ 28,194
     Short-term investments                                                      6,920                -
     Accounts receivable, trade, less allowances for doubtful accounts
       and sales returns of $3,031 in 1999 and $3,513 in 1998                   10,344            8,727
     Current portion of installment and lease receivables                          769              857
     Inventories                                                                 3,630            3,751
     Deferred income taxes                                                       1,223            2,446
     Prepaids and other current assets                                           1,096              922
     Refundable income taxes                                                       230              200
                                                                              --------         --------
         Total current assets                                                   45,886           45,097

Capitalized software development costs, net                                      3,663            4,454
Property and equipment, net                                                      4,171            5,896
Installment and lease receivables, less current portion                            287              402
Deferred income taxes                                                            1,421            1,421
Other assets                                                                       115              429
                                                                              --------         --------
         Total assets                                                         $ 55,543         $ 57,699
                                                                              ========         ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                                  $ 7,696          $ 9,487
     Deferred revenue                                                            2,593            3,058
                                                                              --------         --------
         Total current liabilities                                              10,289           12,545

Commitments and Contingencies
Stockholders' equity:
     Common Stock, $.01 par value, 15,000,000
       shares authorized, issued 11,759,212 shares
       in 1999 and 11,734,585 shares in 1998                                       118              117
     Additional paid-in capital                                                 60,738           60,672
     Accumulated translation adjustments                                          (295)            (287)
     Retained deficit                                                          (11,831)         (13,640)
     Treasury stock, at cost - 1,165,343 in 1999
       and 512,725 shares in 1998                                               (3,476)          (1,708)
                                                                              --------         --------
         Total stockholders' equity                                             45,254           45,154
                                                                              --------         --------
         Total liabilities and stockholders' equity                           $ 55,543         $ 57,699
                                                                              ========         ========

          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                             Three Months                Nine Months
                                                         Ended September 30,         Ended September 30,
                                                        --------------------        ---------------------
                                                          1999         1998          1999          1998
                                                        -------      -------        -------      --------
Net revenues:
  Product and software                                  $ 6,675      $ 7,029        $21,901      $ 26,066
  Service and other                                       5,603        6,321         17,698        19,603
                                                        -------      -------        -------      --------
                                                         12,278       13,350         39,599        45,669
Cost of revenues:
  Cost of product and software sold                       3,558        3,822         10,940        11,997
  Recovery of provision for contract losses                   -            -           (250)       (1,636)
  Cost of service and other                               2,483        3,611          8,308        10,420
                                                        -------      -------        -------      --------
                                                          6,041        7,433         18,998        20,781
                                                        -------      -------        -------      --------
    Gross margin                                          6,237        5,917         20,601        24,888
                                                        -------      -------        -------      --------

Operating cost and expense:
  Research and development cost                           1,835        2,282          5,649         7,361
  Selling, general, and administrative                    4,065        6,040         13,002        20,098
  Restructuring costs                                         -            -              -           543
                                                        -------      -------        -------      --------
                                                          5,900        8,322         18,651        28,002
                                                        -------      -------        -------      --------
Operating income (loss)                                     337       (2,405)         1,950        (3,114)
  Other income, net:                                        373          324          1,082           983
                                                        -------      -------        -------      --------
Income (loss) before income taxes                           710       (2,081)         3,032        (2,131)
  Income tax expense                                       (284)          (4)        (1,223)          (16)
                                                        -------      -------        -------      --------
Net income (loss)                                         $ 426      $(2,085)       $ 1,809      $ (2,147)
                                                        =======      =======        =======      ========

Basic earnings (loss) per share:                         $ 0.04      $ (0.18)        $ 0.17       $ (0.19)
Diluted earnings (loss) per share:                         0.04        (0.18)          0.17         (0.19)

Weighted average common and common equivalent shares:
Basic                                                    10,599       11,633         10,746        11,589
Diluted                                                  10,744       11,633         10,859        11,589

          See accompanying notes to consolidated financial statements.

                    EIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Nine Months
                                                                         Ended September 30,
                                                                  ------------------------------
                                                                    1999                  1998
                                                                  --------              --------
Cash flows from operating activities:
   Net income (loss)                                              $  1,809              $ (2,147)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Provision for doubtful accounts and
         sales returns                                               2,477                 2,789
       Recovery of provision for contract losses                      (250)               (1,636)
       Depreciation and amortization                                 4,237                 5,248
       Deferred income taxes                                         1,223                     -
   Changes in assets and liabilities:
       Accounts receivable, trade                                   (4,094)               (1,288)
       Proceeds from sale of lease receivables                           -                   745
       Installment and lease receivables                               203                   651
       Inventories                                                     121                   824
       Prepaids and other current assets                               (30)                   94
       Accounts payable and accrued expenses                        (1,541)               (5,387)
       Deferred revenue                                               (465)                  142
       Other                                                          (186)                 (192)
                                                                  --------              --------
Net cash provided by (used in) operating activities                  3,504                  (157)
                                                                  --------              --------

Cash flows from investing activities:
   Additions to property and equipment                                (688)               (2,271)
   Purchase of short-term investments                               (6,920)                    -
   Sales of short-term investments                                       -                 2,332
   Capitalization of software development costs                       (715)               (1,617)
                                                                  --------              --------
Net cash used in investing activities                               (8,323)               (1,556)
                                                                  --------              --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                 67                   315
   Purchase of treasury stock                                       (1,768)                    -
                                                                  --------              --------
Net cash provided by (used in) financing activities                 (1,701)                  315
                                                                  --------              --------
Net decrease in cash and cash equivalents                           (6,520)               (1,398)
Cash and cash equivalents at beginning of period                    28,194                22,525
                                                                  --------              --------
Cash and cash equivalents at end of period                        $ 21,674              $ 21,127
                                                                  ========              ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                                       $ 38                  $ 68
       Income taxes                                                    217                   362

          See accompanying notes to consolidated financial statements.

EIS International, Inc. and Subsidiaries
----------------------------------------

Notes to Consolidated Financial Statements (unaudited)

(1)  Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures necessary to conform with annual reporting requirements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three- and nine-month periods ended September 30, 1999, may not be indicative of the results for the full year.

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

(4)  Comprehensive Income

The schedule below reflects consolidated comprehensive income (loss) for the three- and nine-month periods ended September 30, 1999 and 1998:

                                                       Three Months                  Nine Months
                                                   Ended September 30,           Ended September 30,
                                                 ---------------------         -----------------------
                                                  1999          1998             1999           1998
                                                 -----        --------         -------        --------
Net income (loss)                                $ 426        $ (2,085)        $ 1,809        $ (2,147)
Other comprehensive income (loss):
  Foreign currency translation adjustment          (55)           (256)             (8)           (149)
                                                 -----        --------         -------        --------
Comprehensive income (loss)                      $ 371        $ (2,341)        $ 1,801        $ (2,296)
                                                 =====        ========         =======        ========


EIS has not recognized a tax effect relating to the accumulated foreign currency translation deficit since EIS is not expected to realize any tax benefit in the foreseeable future.

EIS International, Inc. and Subsidiaries
----------------------------------------

(5)  Earnings (Loss) Per Share

Earnings (loss) per share is determined by dividing earnings (loss) by the weighted average number of shares of EIS common stock outstanding during the period. For the three- and nine-month periods ended September 30, 1999, the computation of diluted earnings per share include the assumed exercise of dilutive stock options and warrants. For the three- and nine-month periods ended September 30, 1998, the assumed exercise of stock options and warrants has not been included in the calculation as they would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted EPS for three- and nine-month periods ended September 30, 1999 and 1998, is provided below (in thousands, except per share amounts):

                                                               Three Months                       Nine Months
                                                           Ended September 30,                Ended September 30,
                                                        ------------------------           -------------------------
                                                         1999             1998              1999              1998
                                                        ------          --------           -------          --------
Numerator
--------------------------------------------------
Net income                                              $  426          $ (2,085)          $ 1,809          $ (2,147)
                                                        ======          ========           =======          ========

Denominator
--------------------------------------------------
Basic
Weighted average shares outstanding                     10,599            11,633            10,746            11,589

Diluted
Dilutive effect of stock options and warrants              145                 -               113                 -
                                                        ------          --------           -------          --------
                                                        10,744            11,633            10,859            11,589
                                                        ======          ========           =======          ========
EPS
--------------------------------------------------
Basic                                                   $ 0.04           $ (0.18)           $ 0.17           $ (0.19)
Diluted                                                   0.04             (0.18)             0.17             (0.19)


There were 1,001,085 stock options excluded from the calculation for the three- and nine-month periods ended September 30, 1999. These stock options were excluded since the exercise price of such stock options was above the average fair market value of EIS' stock during each respective period.

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

Impact on EIS. All EIS products have been affected in some manner by Year 2000 issues. EIS has developed and implemented a plan (the "Year 2000 Product Plan") to make necessary modifications to its products. During 1998, EIS incurred $1.1 million of costs associated with the Year 2000 Product Plan. No costs were incurred prior to 1998. The Year 2000 Product Plan was substantially complete by the end of February 1999. There were no significant additional costs incurred during the first nine months of 1999.

EIS has announced that its Call Processing System(TM), EIS Gateway(TM), Outbound Call Manager (on certain hardware platforms), SmartAgent Manager(TM), System 7000, and Centenium(R) products are Year 2000 compliant. The current Year-2000 compliant release of EIS' Centenium software also incorporates other new features, and EIS is in the process of assisting customers with upgrade, training, installation and support efforts associated with this new release. EIS has begun and is continuing to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers' software. Although EIS has substantially completed the Year 2000 Product Plan changes in all of its products, upgrading all customers' systems that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. EIS has taken steps to notify its customers about scheduling these upgrades. EIS no longer expects to supplement its internal resources with subcontract labor to install Year 2000 upgrades on customer systems.

EIS International, Inc. and Subsidiaries
----------------------------------------

EIS has substantially completed the process of reviewing and updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission-critical Internal Systems, including its financial systems, customer support, network, telecommunications, and desktop applications and systems, are Year 2000 compliant. Although EIS could incur additional costs in this regard, EIS believes that those costs will not have a material effect on its operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has continued to investigate, but has not identified, any major vendor or distributor whose failure to be Year 2000 compliant could cause an adverse impact on EIS. The most reasonably likely worst-case scenario would include: (1) corruption of data contained in the Company's internal information systems, (2) hardware failure, and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, water and sewer, Internet services, etc.). EIS is continuing to prepare its contingency plans that include, among other things, manual "work-arounds" in the event of mission-critical software and hardware failures, as well as substitution of systems, if necessary. EIS also plans to have key technical employees available during the first few weeks of January 2000.

(7)  Recovery of Provision for Contract Losses

The recovery of provision for contract losses of $250,000 and $1.6 million for the nine-month periods ended September 30, 1999 and 1998, respectively, represents the reduction of an accrued expense recorded during the fourth quarter of 1996. This accrual represented management's estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics Systems International Corp. ("Cybernetics"). During the first six months of 1998, Cybernetics completed work on certain contracts and resolved other contract obligations with certain of its customers that resulted in the recovery of the provision for contract losses during that period. Finally, during the first six months of 1999, EIS resolved certain other remaining contract obligations of Cybernetics that resulted in the recovery of provision for contract losses during that period. There was no accrual remaining for these losses as of September 30, 1999.

(8)  Restructuring

Effective June 30, 1998, EIS closed Cybernetics because of continuing losses and management's decision to focus on EIS' core business. In connection with the closure of Cybernetics, EIS recorded restructuring charges of $543,000 during the second quarter of 1998, comprised of $350,000 of severance and $193,000 of facilities, fixed asset disposal, and other costs. There was no accrual remaining for these restructuring charges as of September 30, 1999.

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

These forward-looking statements are subject to certain risks, uncertainties, and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, technological change, product development, product introductions and acceptance, distribution networks, changes in industry practices, one-time events, and other factors described under the heading "Factors Affecting Future Results" both in the Company's Annual Report on Form 10-K for the year ending December 31, 1998, and in this Quarterly Report on Form 10-Q. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, EIS may experience material fluctuations in its future quarterly and annual operating results that may vary materially from those described herein and that could materially and adversely affect its business, financial condition, operating results, and stock price. EIS does not intend to update these forward-looking statements.

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

                                                     Three Months Ended September 30,           Nine Months Ended September 30,
                                                  -------------------------------------     --------------------------------------
                                                         1999                1998                 1999                  1998
                                                  ----------------     ----------------     ----------------      ----------------
                                                     $         %          $         %          $         %           $         %
                                                  ------     -----     ------     -----     ------     -----      ------     -----
Product and software revenue                       6,675      54.4      7,029      52.7     21,901      55.3      26,066      57.1
Service and other                                  5,603      45.6      6,321      47.3     17,698      44.7      19,603      42.9
                                                  ------     -----     ------     -----     ------     -----      ------     -----
  Net revenues                                    12,278     100.0     13,350     100.0     39,599     100.0      45,669     100.0
                                                  ------     -----     ------     -----     ------     -----      ------     -----
Cost of product and software sold                  3,558      53.3      3,822      54.4     10,940      50.0      11,997      46.0
Recovery of provision for contract losses            ---       ---        ---       ---       (250)      ---      (1,636)      ---
Cost of service and other                          2,483      44.3      3,611      57.1      8,308      46.9      10,420      53.2
                                                  ------     -----     ------     -----     ------     -----      ------     -----
  Gross margin                                     6,237      50.8      5,917      44.3     20,601      52.0      24,888      54.5
                                                  ------     -----     ------     -----     ------     -----      ------     -----
Research and development cost                      1,835      14.9      2,282      17.1      5,649      14.3       7,361      16.1
Sales, general and administrative                  4,065      33.1      6,040      45.2     13,002      32.8      20,098      44.0
Restructuring costs                                  ---       ---        ---       ---        ---       ---         543       1.2
                                                  ------     -----     ------     -----     ------     -----      ------     -----
  Operating income (loss)                            337       2.7     (2,405)    (18.0)     1,950       4.9      (3,114)     (6.8)
Other income, net                                    373       3.0        324       2.4      1,082       2.7         983       2.2
                                                  ------     -----     ------     -----     ------     -----      ------     -----
  Income (loss) before income tax
    benefit (expense)                                710       5.8     (2,081)    (15.6)     3,032       7.7      (2,131)     (4.7)
Income tax benefit (expense)                        (284)     (2.3)        (4)     (0.0)    (1,223)     (3.1)        (16)     (0.0)
                                                  ------     -----     ------     -----     ------     -----      ------     -----
Net income (loss)                                    426       3.5     (2,085)    (15.6)     1,809       4.6      (2,147)     (4.7)
                                                  ------     -----     ------     -----     ------     -----      ------     -----
                                                  ======     =====     ======     =====     ======     =====      ======     =====


Net Revenues

Net revenues of $12.3 million in the third quarter of 1999 decreased $1.1 million (8%) from $13.4 million in the third quarter of 1998. Net revenues of $39.6 million in the first nine months of 1999 decreased $6.1 million (13%) from

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


$45.7 million in the first nine months of 1998. The decline in net revenues for each period was caused by a decline in both product and software revenue, and service and other revenue.

Product and software revenue of $6.7 million in the third quarter of 1999 decreased $354,000 (5%) from $7.0 million in the third quarter of 1998. Product and software revenue of $21.9 million in the first nine months of 1999 decreased $4.2 million (16%) from $26.1 million in the first nine months of 1998. The decrease in product and software revenue is primarily a result of slow demand from new customers and EIS' outbound telemarketing service bureau customers during both 1999 periods, as compared to the same periods in 1998. Outbound telemarketing service bureaus represent the largest portion of EIS' core business customers.

During the three- and nine-month periods ended September 30, 1999, approximately 42% and 33%, respectively, of EIS' product and software revenue was attributable to software and hardware upgrades. Those upgrades were primarily driven by the need for customers to upgrade their EIS systems to become Year 2000 compliant. EIS has taken and is continuing to take actions with respect to its domestic and international sales, product development, and marketing activities to stabilize and increase product and software revenue, and to replace the revenue currently being generated by Year 2000 upgrades. However, no assurance can be given that these actions will result in the stabilization or increase of product revenue.

Service and other revenue of $5.6 million in the third quarter of 1999 decreased $718,000 (11%) from $6.3 million in the third quarter of 1998. Service and other revenue of $17.7 million in the first nine months of 1999 decreased $1.9 million (10%) from $19.6 million in the first nine months of 1998. Service and other revenues decreased primarily due to a decline in revenue generated from maintenance service contracts and an increase in EIS' service returns and allowances, which reduce gross revenue in arriving at net revenue. EIS believes the decline in maintenance service revenue is partially due to cost cutting measures by customers operating in a highly competitive teleservices environment, along with alternative purchasing decisions customers are making as a result of the need to become Year 2000 compliant. The increase in EIS' service returns and allowances was primarily due to charges recorded during the first nine months of 1999 associated with the resolution of certain maintenance service contract disputes with certain customers.

Gross Margin and Cost of Revenues

Total gross margin was $6.2 million (51.0%) in the third quarter of 1999, compared to $5.9 million (44.3%) in the third quarter of 1998, and $20.6 million (52.0%) for the first nine months of 1999, compared to $24.9 million (54.5%) for the first nine months of 1998. Included in the total gross margin during the nine-month periods ended September 30, 1999 and 1998 was the recovery of provision for contract losses of $250,000 and $1.6 million, respectively. This accrual represented management's estimate, at the time the expense was recorded, of costs associated with the completion and installation of products and the resolution of certain contract obligations of Cybernetics. During the first nine months of 1998, Cybernetics completed work on certain contracts and resolved other contract obligations with certain of its customers that resulted in the recovery of the provision for contract losses during that period. During the first nine months of 1999, EIS resolved certain other remaining contract obligations of Cybernetics that resulted in the recovery of the provision for contract losses during that period. There was no accrual remaining for these losses as of September 30, 1999.

Gross margin on product and software sales was $3.1 million (46.7%) in the third quarter of 1999, compared to $3.2 million (45.6%) in the third quarter of 1998. The gross margin dollars and gross margin as a percentage of revenue were relatively constant when comparing the third quarter of 1999 to the same 1998 period. During the 1999 period, decreased staffing and related costs associated with assembly, shipping, and installation of EIS product and software were offset by increases in product material costs. Direct product material costs were five percentage points higher during the third quarter of 1999 as compared to the same 1998 period. The percentage increase in direct product material costs was affected by ongoing hardware upgrade sales at lower margins. These upgrades are being sold to customers in connection with EIS' Year 2000 Product Plan to provide Year 2000 upgrades (see "Year 2000 Issues" below). Amortization of software development costs of $502,000 during the third quarter of 1999 decreased by

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


$102,000 as compared to $604,000 during the same 1998 period. The amortization during the 1998 period was higher due to the final quarter of amortization of an earlier major release of EIS' Centenium product.

Gross margin on product and software sales was $11.0 million (50.0%) in the first nine months of 1999, compared to $14.1 million (54.0%) in the first nine months of 1998. The decline in product and software gross margin dollars was directly attributable to the decline in product and software revenue. The decline in the gross margin percentage during the first nine months of 1999 was primarily caused by a five-percentage point increase in direct product costs as discussed above, and an increase in amortization of software development costs. These costs were only partially offset by decreased staffing and related costs associated with assembly, shipping, and installation of EIS product and software. Amortization of software development costs of $1.5 million during the first nine months of 1999, increased by $210,000 as compared to the $1.3 million incurred during the same period in 1998. This increase was due to the commencement of amortization of a major Centenium release toward the end of 1998, resulting in a full nine months of amortization expense during the first nine months of 1999 related to this release.

Gross margin on service and other revenue was $3.1 million (55.7%) in the third quarter of 1999, compared to $2.7 million (42.9%) in the third quarter of 1998, and $9.4 million (53.1%) in the first nine months of 1999, compared to $9.2 million (46.8%) in the first nine months of 1998. The improvement in the gross margin dollars and gross margin percentage on service and other revenue was primarily due to cost savings from staffing reductions implemented during the second half of 1998 (see "Selling, General and Administrative" below). In addition, the cost of supplying parts under EIS customer maintenance agreements continued to decrease as a result of management's efforts to improve this operation.

EIS' gross margin can be affected by a number of factors, including changes in sales volume, product mix, hardware requirements of each sale, costs of product support, and competitive pricing pressures. Consequently, there can be no assurance that EIS will continue to sustain gross margins at previous levels.

Research and Development Cost

Research and development costs were $1.8 million in the third quarter of 1999 compared to $2.3 million in the third quarter of 1998, and $5.6 million in the first nine months of 1999 compared to $7.4 million in the first nine months of 1998. The decrease during the three and nine-months ended September 30, 1999, compared to the same periods in 1998 was primarily due to a decline in salary and related costs resulting from a decrease of approximately 25% in the number of research and development employees as of September 30, 1999, as compared to September 30, 1998 (see "Selling, General and Administrative" below), and the closure of Cybernetics (see "Restructuring Costs" below). These decreases were partially offset by a decrease in capitalized software development costs of $382,000 to $235,000 during the third quarter of 1999 from $617,000 during the same 1998 period, and a decrease of $902,000 to $715,000 during the first nine months of 1999, compared to $1.6 million during the same 1998 period. The decrease in capitalized software development costs during the first three and nine months of 1999 as compared to the same period in 1998 was due to a shift in R&D resources directed towards R&D activities that did not qualify for capitalization under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

EIS is committed to technological innovation, and it believes that additional research and development costs will be required to maintain its market position and that those costs may increase in absolute amounts during the remainder of 1999 and thereafter.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense of $4.1 million during the third quarter of 1999 declined $1.9 million from $6.0 million during the third quarter of 1998. SG&A expenses of $13.0 million in the first nine months of 1999 declined $7.1 million from $20.1 million in the first nine months of 1998. These decreases were primarily due to a 26% reduction in the number of SG&A employees and related costs as of September 30, 1999 as compared to September 30, 1998. During the second half of 1998, EIS took action to cut expenses in response to the decline in

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


revenue during 1998. These actions included staffing reductions in all areas of EIS operations and other expense control measures designed to reduce expenses significantly commensurate with revenue trends during 1998 and continuing into 1999.

Restructuring Costs

Effective June 30, 1998, EIS closed Cybernetics because of continuing losses and management's decision to focus on EIS' core business. In connection with the closure of Cybernetics, EIS recorded restructuring charges of $543,000 during the second quarter of 1998, comprised of $350,000 of severance and $193,000 of facilities, fixed asset disposal, and other costs. There was no accrual remaining for these restructuring charges as of September 30, 1999.

Interest and Other Income, Net

Interest and other income of $373,000 during the third quarter of 1999 increased $49,000 from $324,000 during the third quarter of 1998. Interest and other income of $1.1 million during the first nine months of 1999 increased $99,000 from $983,000 during the first nine months of 1998. These increases in interest and other income were primarily due to higher average cash and cash equivalent balances in the first nine months of 1999 as compared to the same period in 1998.

Income Taxes

The Company's effective income tax rate was approximately 40% for the three- and nine-month periods ended September 30, 1999. Although EIS incurred a pre-tax loss of $2.1 million during the three- and nine-month periods ended September 30, 1998, a tax expense of $4,000 and $16,000, respectively, was recorded for foreign taxes arising from certain foreign subsidiaries which were not offset by benefits recorded domestically. Since the tax benefit of $811,000 recorded during the third quarter of 1998, using a 39% effective tax rate, was fully offset by an increase in the valuation allowance on EIS' deferred tax assets, EIS did not recognize a tax benefit from the losses incurred during the nine months ended September 30, 1998. As disclosed in Note 7 to EIS' consolidated financial statements included in its Annual Report on Form 10-K dated December 31, 1998, EIS had established a $7.5 million valuation allowance on its deferred tax assets. Based on projections for future taxable income, management believes that the valuation allowance of $7.5 million remains adequate at September 30, 1999. However, this allowance may be increased or decreased depending upon management's projections for future taxable income or loss, and such increase or decrease could be material to EIS' financial condition and results of operations.

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

Impact on EIS. All EIS products have been affected in some manner by Year 2000 issues. EIS has developed and implemented a plan (the "Year 2000 Product Plan") to make necessary modifications to its products. During 1998, EIS incurred $1.1 million of costs associated with the Year 2000 Product Plan. No costs were incurred prior to 1998. The Year 2000 Product Plan was substantially complete by the end of February 1999. There were no significant additional costs incurred during the first nine months of 1999.

EIS has announced that its Call Processing System(TM), EIS Gateway(TM), Outbound Call Manager (on certain hardware platforms), SmartAgent Manager(TM), System 7000, and Centenium(R) products are Year 2000 compliant. The current Year-2000 compliant release of EIS' Centenium software also incorporates other new features, and EIS is in the process of assisting customers with upgrade, training, installation and support efforts associated with this new

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


release. EIS has begun and is continuing to provide updated software to its customers under EIS maintenance contracts, and to charge fees for on-site visits and certain other services, if necessary, to upgrade EIS' customers' software. Although EIS has substantially completed the Year 2000 Product Plan changes in all of its products, upgrading all customers' systems that require such upgrades prior to the Year 2000 cannot be assured since a substantial part of the upgrade process will be dependent on EIS' customers. EIS has taken steps to notify its customers about scheduling these upgrades. EIS no longer expects to supplement its internal resources with subcontract labor to install Year 2000 upgrades on customer systems.

EIS has substantially completed the process of reviewing and updating its internal software and hardware information technology ("IT") systems and non-IT systems (collectively, "Internal Systems") to be Year 2000 compliant. EIS has determined that its mission-critical Internal Systems, including its financial systems, customer support, network, telecommunications, and desktop applications and systems, are Year 2000 compliant. Although EIS could incur additional costs in this regard, EIS believes that those costs will not have a material effect on its operations and financial condition. No material costs have been incurred to date with respect to updating EIS' Internal Systems for Year 2000 compliance. EIS has continued to investigate, but has not identified, any major vendor or distributor whose failure to be Year 2000 compliant could cause an adverse impact on EIS. The most reasonably likely worst-case scenario would include: (1) corruption of data contained in the Company's internal information systems, (2) hardware failure, and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, water and sewer, Internet services, etc.). EIS is continuing to prepare its contingency plans that include, among other things, manual "work-arounds" in the event of mission-critical software and hardware failures, as well as substitution of systems, if necessary. EIS also plans to have key technical employees available during the first few weeks of January 2000.

New Pronouncements

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

Liquidity and Capital Resources

EIS' working capital was $35.6 million and $32.6 million at September 30, 1999 and December 31, 1998, respectively. Cash, cash equivalents, and short-term investments were $28.6 million and $28.2 million as of September 30, 1999 and December 31, 1998, respectively.

As reflected in the accompanying consolidated statements of cash flows, operating activities generated $3.5 million in cash in the first nine months of 1999 compared to using $157,000 in cash during the first nine months of 1998. This increase was the result of several factors. The increase was partly due to the improvement in EIS' results of operations for the first nine months of 1999, during which EIS generated net income of $1.8 million compared to a $2.1 million loss during the same period of 1998. Additionally, the decline in cash used for accounts payable and accrued expenses during the first nine months of 1999 was $1.5 million, or $3.8 million less than the $5.4 million decrease during the same period of 1998. This change was primarily due to the fact that expense levels coming into 1998 were higher, resulting in a higher level of accounts payable, trade payments in 1998. Offsetting these items was an increase in accounts receivable, trade of $4.1 million during the first nine months of 1999 as compared to an increase of $1.3 million during the same period of 1998. This increase was due to higher accounts receivable, trade levels as of September 30, 1999 as compared to December 31, 1998, due to an exceptionally low accounts receivable days-sales-outstanding ("DSO") of 60 days as of December 31, 1998 as compared to a more normal DSO of 76 days as of September 30, 1999. This was primarily caused by the timing of cash receipts from customers at the end of each respective period.

Net cash used in investing activities was $8.3 million in the first nine months of 1999 compared to $1.5 million in the first nine months of 1998. Cash used to purchase short-term investments was $6.9 million during the first nine months

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


of 1999 compared with sales of short-term investments of $2.3 million during the same 1998 period. This change was the result of EIS investing its cash and cash equivalents in longer-term investments during the first nine months of 1999 as compared to moving towards more liquid investments during the same 1998 period. Cash used to invest in the purchase of property and equipment was $688,000 for the first nine months of 1999 and $2.3 million for the first nine months of 1998. This decrease is directly attributable to the decreased need for property and equipment as a result of the staff reductions discussed under "Selling, General and Administrative" above. The capitalization of software development costs decreased to $715,000 from $1.6 million for the same period in 1998. This decrease is discussed above under "Research and Development Cost."

Net cash used in financing activities was $1.7 million in the first nine months of 1999 compared to net cash provided by financing activities of $315,000 in the first nine months of 1998. During the first nine months of 1999, EIS used $1.8 million to buy back 652,618 shares of EIS common stock into treasury. On October 1, 1998, EIS announced that its Board of Directors authorized the repurchase of up to two million shares of the Company's common stock in the open market subject to certain share price and other guidelines. During the period from October 1, 1998, through September 30, 1999, EIS has repurchased a total of 1,064,118 shares into treasury and plans to continue this program subject to the guidelines discussed above.

On September 2, 1998, EIS entered into a Loan Document Modification Agreement (the "Loan Agreement"), which amended the terms and conditions under the previous line of credit. Under that Loan Agreement, EIS could borrow up to $7 million, subject to certain borrowing base limitations, and amounts outstanding accrue interest at the bank's prime rate plus .50%. The Loan Agreement was secured by substantially all assets of EIS and expired on September 8, 1999. EIS has a commitment letter from its bank to renew the Loan Agreement and is currently negotiating terms of the renewal. There were no amounts outstanding under the Loan Agreement as of September 30, 1999. Prior to the Loan Agreement, EIS had a secured line of credit of $7 million with the same commercial bank under a commitment that expired in September 1998.

EIS expects that its current cash and cash equivalents balances, together with cash anticipated to be provided by operating activities, and amounts available under the Loan Agreement, will be sufficient to fund its working capital requirements (including research and development and any remaining Year 2000-compliance costs) for the foreseeable future. However, EIS' ability to achieve that result will be affected by the amount of cash generated from operations and the pace at which its available resources are utilized. Accordingly, EIS may, in the future, be required to seek additional sources of financing, including borrowing and/or the sale of equity. If additional funds are raised by issuing equity, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms, or at all.

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

Factors Affecting Future Results

In addition to factors described elsewhere in this report, a number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the following:

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


o A variety of factors influence EIS' net sales in a particular quarter, including general economic conditions in the call processing industry, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products, the introduction of new products by competitors, acquisitions, production and quality problems, changes in the cost of materials, disruption in sources of supply, seasonal patterns of capital spending by customers and other factors, many of which are beyond EIS' control. Because a substantial portion of EIS' expenses do not vary relative to its sales levels, if net sales in any quarter do not meet expectations, that could have a material adverse effect on EIS' business, financial condition and results of operations. EIS derives a substantial portion of its sales from products that may cost in excess of $150,000, and a failure to close a small number of transactions could have a significant impact on EIS' net sales and operating results in any given quarter.

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

EIS International, Inc. and Subsidiaries
----------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


o EIS offers lease financing to customers on a limited basis and intends to continue that practice. In the past, EIS offered leases to entrepreneurial businesses with limited capitalization, some of which might not be considered "credit worthy" by financial institutions. EIS has an agreement with a third-party leasing company to finance certain EIS systems which provides, among other things, that such leases could be subject to certain recourse to EIS. EIS may enter into additional agreements with third-party leasing companies to finance EIS systems, and those agreements may include recourse arrangements and discounts. In addition, from time to time, EIS may sell portions of its lease portfolio to third parties on terms that may include recourse provisions and discounts.

o Certain uses of outbound call processing systems are regulated by federal and state law, including the Telephone Consumer Protection Act of 1991 and the Federal Fair Debt Collection Practices Act. Although compliance with these laws may limit the potential uses of EIS' systems in some respects, the systems may be programmed to operate in full compliance with those laws through the use of appropriate calling lists and campaign calling-time parameters. There can be no assurance, however, that future legislation, if enacted, will not further restrict telephone solicitation, and thereby adversely affect EIS. A number of technical elements of EIS' systems are subject to, and conform with, Federal Communications regulations under the Federal Communications Act of 1934. Future products developed by EIS also may be subject to compliance with similar or even more restrictive regulations before they can be sold in the United States. To the extent that EIS markets its products in foreign countries, it is required to comply with applicable foreign laws, including certification of those products by appropriate regulatory organizations.

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

o As of September 30, 1999, EIS had net deferred tax assets totaling $2.6 million. As disclosed in Note 7 to EIS' consolidated financial statements included in its Annual Report on Form 10-K dated December 31, 1998, EIS had established a $7.5 million valuation allowance on its deferred tax assets. Based on projections for future taxable income, management believes that the valuation allowance of $7.5 million remains adequate at September 30, 1999. However, this allowance may be increased or decreased depending upon management's projections for future taxable income or loss, and such increase or decrease could be material to EIS' financial condition and results of operations.

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

EIS International, Inc. and Subsidiaries
----------------------------------------


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

EIS and certain current and former officers of EIS were named as defendants in five securities lawsuits, each of which was filed during 1997 in the United States District Court for the District of Connecticut, allegedly on behalf of certain of the Company's shareholders. Each of those claims alleged securities fraud based upon certain alleged misleading representations regarding the Company's acquisitions of Surefind and Cybernetics and their operations, each of which seek damages in an unspecified amount. These lawsuits were consolidated, and a consolidated and amended class action complaint, In Re EIS International, Inc. Securities Litigation, was filed in the United States District Court for the District of Connecticut on April 29, 1998. On June 15, 1998, EIS and the other defendants filed a motion to dismiss the case. In a ruling on defendant's Motion to Dismiss (the "Ruling"), dated October 20, 1999, the Court granted the motion to dismiss, holding that the plaintiffs had failed to allege with sufficient particularity the falsity of the individual statements at issue. The Ruling is without prejudice to plaintiff amending their complaint within 30 days provided the pleading is consistent with the Ruling and that plaintiffs allege with specificity the violations of Section 10(b) and Rule 10b-5 allegedly committed by the defendants. If the plaintiffs file an amended complaint, EIS may renew its Motion to Dismiss and will continue to vigorously defend the lawsuit. EIS currently is not able to estimate the costs or a range of costs that may arise out of this case, if amended, and if efforts to defend the amended complaint are not successful.

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

During the first six months of 1999, EIS was informed that certain of its customers had received a patent infringement warning from Q.Sys International, Inc. ("Q.Sys") alleging that technology used by certain of EIS' customers infringed on a patent held by Q.Sys. Under EIS' contract with its customers EIS is obligated to indemnify its customers against any such claims. On April 21, 1999, EIS filed a declaratory judgment action, EIS International, Inc. v. Q.Sys International, Inc. in the United States District Court for the Eastern District of Virginia, against Q.Sys requesting the court rule that EIS' products do not infringe upon the patent held by Q.Sys and that the Q.Sys patent is invalid and unenforceable. On June 25, 1999, Q.Sys filed a counterclaim against EIS claiming certain EIS products directly or contributorily infringe the Q.Sys patent. On August 26, 1999, the parties agreed to a confidential settlement of the litigation. Since August 26, a dispute has arisen as to the proper interpretation of the settlement agreement. This dispute, which is the subject of cross-motions now pending before the court, is expected to be resolved by December 16, 1999. In any event, this dispute as to interpretation of the settlement agreement, in the opinion of EIS, is not material.

On July 8, 1999, EIS filed a lawsuit against eShare Technologies, Inc. ("eShare") in the Fairfax County Circuit Court (In Chancery) (the "Court") alleging that eShare breached a Reseller Agreement between the two parties by, among other things, failing to honor EIS' right of first refusal on any agreement with certain EIS competitors, including Melita International ("Melita"). On July 15, 1999, the Court entered a Preliminary Injunction enjoining eShare from consummating its proposed merger with Melita prior to August 16, 1999 in order to allow EIS to

EIS International, Inc. and Subsidiaries
----------------------------------------


Item 1.  Legal Proceedings (continued)

exercise its right of first refusal. That injunction was extended through August 23, 1999, at which time EIS exercised its right of first refusal. eShare filed an answer, moved to dismiss the complaint, refused to honor EIS' right of first refusal, and, on September 1, 1999, merged with Melita. On October 29, 1999, the Court denied eShare's motion to dismiss. EIS has filed a motion to amend its complaint to add Melita as a party, and to seek additional relief, including divestiture.

On September 8, 1999, EIS filed a separate lawsuit in the Fairfax County Circuit Court (At Law) against Melita and eShare seeking in excess of $100 million in money damages (1) against eShare, for breach of agreement to honor first right of refusal and breach of agreement to preserve and protect confidential information; (2) against Melita, for tortuous interference with EIS' contract expectancy; and (3) against eShare and Melita, for misappropriation of trade secrets, conspiracy to injure EIS' business, common law conspiracy, and imposition of constructive trust. Melita and eShare have filed an answer and a counterclaim seeking damages in excess of $100 million. EIS believes Melita's and eShare's counterclaims to be without merit and will vigorously defend its rights in this case. Additionally, EIS intends to vigorously pursue its lawsuit against both Melita and eShare. However, there can be no assurance that EIS will prevail in this matter. EIS is currently not able to estimate the financial outcome or a range of any financial outcome that may arise out of this case.

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

                                   EIS INTERNATIONAL, INC.





Date:  November 12, 1999           By: /s/ James E. McGowan
       -----------------               -------------------------------------
                                       James E. McGowan
                                       President and Chief Executive Officer



Date:  November 12, 1999           By: /s/ Frederick C. Foley
       -----------------               -------------------------------------
                                       Frederick C. Foley
                                       Senior Vice President, Finance,
                                       Chief Financial Officer and Treasurer